Form 10-Q
period 1996-03-31
BANYAN SYSTEMS INC
filed 1996-05-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter ended March 31, 1996              Commission File Number 0-20364

                          BANYAN SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                              04-2798394
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


              120 Flanders Road                            01581
           Westboro, Massachusetts                      (Zip Code)
  (Address of principal executive offices)

                                  (508) 898-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
    -------          -------

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996:

              Class                              Number of Shares Outstanding
              -----                              -----------------------------
Common Stock, par value $.01 per share                    16,822,685

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX


                                                                             Page Number
                                                                             -----------

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements


                    Consolidated Balance Sheets                                    3
                    March 31, 1996 and December 31, 1995

                    Consolidated Statements of Operations                          4
                    Three months ended March 31, 1996 and 1995

                    Consolidated Statements of Cash Flows                          5
                    Three months ended March 31, 1996 and 1995

                    Notes to Consolidated Financial Statements                     6

           Item 2.  Management's Discussion and Analysis of Financial              7
                    Condition and Results of Operations

PART II. OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURE                                                                         12

EXHIBIT INDEX                                                                     13


This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forwarding-looking statements. These factors include, without limitation, those set fourth below under the caption "Factors Affecting Future Operating Results" included under "Mangement's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                     March 31, 1996   December 31, 1995
                                                                     ---------------  ------------------
                 ASSETS
 Current assets:
  Cash and cash equivalents                                             $  9,220         $    12,398
  Marketable securities                                                      954               7,729
  Accounts receivable, less allowances of $5,547 and $5,636               29,712              24,288
  Inventories                                                              3,311               3,664
  Income taxes receivable                                                  6,042               6,042
  Deferred taxes, current portion                                          6,382               6,494
    Other current assets                                                   6,742               6,790
                                                                        --------         -----------
         Total current assets                                             62,363              67,405

Property and equipment:
  Computers and peripherals                                               20,968              20,709
  Equipment                                                               10,962               9,959
  Furniture and fixtures                                                   4,576               4,639
  Leasehold improvements                                                   4,684               4,585
                                                                        --------         -----------
         Total                                                            41,190              39,892
  Less accumulated depreciation and amortization                          26,715              25,296
                                                                        --------         -----------
             Property and equipment, net                                  14,475              14,596

Marketable securities                                                     13,154              11,136
Deferred taxes, non-current                                                5,872               5,872
Other assets, net of accumulated amortization of $3,719 and $6,145         7,815               7,300
                                                                        --------         -----------
         Total assets                                                   $103,679         $   106,309
                                                                        ========         ===========
           LIABILITIES
Current liabilities:
 Long-term debt, current portion                                        $     42         $        62
 Accounts payable                                                          4,076               4,443
 Accrued compensation                                                      6,065               7,077
 Accrued expenses                                                          7,289               8,443
 Accrued costs for restructuring and other charges                         3,483               9,007
 Income taxes payable                                                      4,081               2,531
 Software licenses payable, current portion                                2,932               3,266
 Note payable                                                              1,034                 719
 Deferred revenue                                                         26,193              22,323
                                                                        --------         -----------
         Total current liabilities                                        55,195              57,871
Software licenses payable, non-current                                     2,966               3,266
Minority interest in consolidated subsidiary                                 827                 830

                    STOCKHOLDERS'  EQUITY
Common stock, $.01 par value; authorized 25,000,000 shares; issued and
 outstanding 18,670,685 and 18,623,154 shares                                186                 186
Preferred stock, $.01 par value; authorized 1,000,000 shares; none
 issued and outstanding                                                        -                   -

Additional paid-in capital                                                62,452              62,347
Retained earnings                                                         11,608              11,238
Treasury stock at cost; 1,848,000 common shares                          (28,564)            (28,564)
Foreign currency translation adjustment                                     (885)               (868)
Unrealized gain/(loss) on appreciation/(depreciation) of investments        (106)                  3
                                                                        --------         -----------
         Total stockholders' equity                                       44,691              44,342
                                                                        --------         -----------
         Total liabilities and stockholders' equity                     $103,679         $   106,309
                                                                        ========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                            Three Months Ended
                                                March 31,
                                           --------------------
                                             1996       1995
                                           ---------  ---------

Revenues:
 Software                                   $24,931    $33,679
 Support and training                         4,469      5,318
 Hardware                                       532      1,352
                                            -------    -------
   Total revenues                            29,932     40,349

Cost of revenues:
 Software                                     2,515      3,788
 Support and training                         3,273      3,205
 Hardware                                       183        692
                                            -------    -------

   Total cost of revenues                     5,971      7,685
                                            -------    -------

Gross margin                                 23,961     32,664

Operating expenses:
 Sales and marketing                         15,179     18,722
 Product development                          5,333      5,706
 General and administrative                   3,100      3,189
                                            -------    -------
   Total operating expenses                  23,612     27,617
                                            -------    -------

Income from operations                          349      5,047

Other income (expense):
 Interest income                                335        549
 Interest expense                               (21)        (8)
 Other, net                                     (87)       (63)
                                            -------    -------
   Total other income (expense)                 227        478
                                            -------    -------

Income before income taxes                      576      5,525
Provision for income taxes                      207      1,968
                                            -------    -------
Net income                                  $   369    $ 3,557
                                            =======    =======

Net income per share                          $0.02      $0.20
                                            =======    =======

Weighted average number of common            17,275     17,958
  and dilutive common equivalent shares      ======    =======
  outstanding




   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Three Months Ended March 31,
                                                                                                  -----------------------------
                                                                                                       1996            1995
                                                                                                  -------------    ------------
Cash flows from operating activities:
 Net income                                                                                         $   369          $ 3,557
 Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
  Depreciation and amortization                                                                       1,683            2,248
  Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable                                                        (5,449)           1,701
   Decrease/(increase) in inventories                                                                   352           (1,303)
   Decrease in other current and non current assets                                                     139              590
   (Decrease) in accounts payable and accrued compensation and expenses                              (2,256)          (3,183)
   (Decrease) in accrued costs for restructuring and other charges                                    (5,524)               -
   (Decrease)/increase in software licenses payable, net                                               (240)             767
   Increase/(decrease) in income taxes payable                                                        1,651           (1,209)
   Increase in deferred revenue                                                                       3,877            2,829
                                                                                                    -------          -------
 Net cash (used in)/provided by operating activities                                                 (5,398)           5,997

Cash flows from investing activities:
 Capital expenditures                                                                               (1,247)          (2,773)
 Capitalization of software costs                                                                     (524)            (590)
 Acquisition of software licenses                                                                     (725)            (219)
 Proceeds from/(purchases of) marketable securities, net                                             4,648           (1,877)
                                                                                                   -------          -------
 Net cash provided by/(used in) investing activities                                                 2,152           (5,459)

Cash flows from financing activities:
 Repayment of principal on long-term debt                                                              (20)             (39)
 Proceeds from common stock options and related tax benefits                                           106            1,803
 Purchases of treasury stock                                                                             -           (4,165)
                                                                                                    -------         -------
 Net cash provided by/(used in) financing activities                                                     86          (2,401)

Effect of exchange rate changes on cash and cash equivalents                                            (18)           (222)
                                                                                                    -------         -------

Net decrease in cash and cash equivalents                                                            (3,178)         (2,085)
Cash and cash equivalents at beginning of the period                                                 12,398          22,233
                                                                                                    -------         -------
Cash and cash equivalents at end of the period                                                      $ 9,220         $20,148
                                                                                                    =======         =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 1996, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Stockholders.

     The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results expected for the full fiscal year.


B.   Inventories:


Inventories consist of the following at:


(in thousands)                              March 31, 1996  December 31, 1995
                                            --------------  -----------------

  Purchased parts                                   $  958             $1,250
  Work in process                                      522                740
   Finished goods                                    1,831              1,674
                                                    ------             ------
                                                    $3,311             $3,664
                                                    ======             ======


C.   Capitalized Software Costs:

     During the quarters ended March 31, 1996 and 1995, the Company capitalized $524,000 and $590,000, respectively, of software costs. The Company amortized software costs of $337,000 and $436,000 for the quarters ended March 31, 1996 and 1995, respectively.

                          BANYAN SYSTEMS INCORPORATED
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues for the three-month periods ended March 31, 1996 and 1995 were $29.9 million and $40.3 million, respectively. This decrease was due to lower software and support revenues as well as continued expected declines in hardware revenues. The Company's software revenues decreased by 26% compared to the corresponding period in 1995 to $24.9 million, primarily due to lower revenues from messaging products and the Company's current ENS offerings. Support and training revenues decreased by 15% compared to the corresponding period in 1995 to $4.5 million, primarily due to lower revenues from educational services. Hardware revenues declined 61% compared to the corresponding period in 1995 to $532,000, due to the continued phase-out of the Company's hardware business. International revenues for the three-month periods ended March 31, 1996 and 1995 were $7.0 million and $6.9 million, respectively. This increase was due to higher revenues in the Asia Pacific region, which was partially offset by a decline in European revenue. International revenues accounted for 23% of total revenues for the three-month period ended March 31, 1996, compared with 17% for the corresponding period in 1995.

Gross margins for software were $22.4 million, or 90%, for the three-month period ended March 31, 1996, compared with 89%, or $29.9 million, for the corresponding period in 1995. The increase in software margin percentage was primarily due to lower manufacturing costs as a result of the Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs. The decrease in software margin dollars was due to lower sales volume.

Gross margins for support and training were $1.1 million, or 27%, for the three-month period ended March 31, 1996, compared with 40%, or $2.1 million, for the corresponding period in 1995. This decrease was due to lower revenues from education classes domestically.

Gross margins for hardware were 66%, or $349,000, for the three-month period ended March 31, 1996, compared with 49%, or $660,000, for the corresponding period in 1995. The increase in hardware margin percentage was primarily due to lower manufacturing costs as a result of the Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs. The increase was also due to increased sales of higher margin, add-on hardware products. The decrease in hardware margin dollars was due to the continued phase-out of the Company's hardware business.

Sales and marketing expenses decreased 19% to $15.2 million for the three-month period ended March 31, 1996, compared to the same period in 1995. This decrease was primarily due to lower sales staffing and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended December 31, 1995. Additionally, variable sales costs, including commissions, decreased due to lower revenues in the quarter ended March 31, 1996 when compared to the corresponding period in the prior year. Sales and marketing expenses as a percentage of revenues were 51% and 46% for the three-month periods ended March 31, 1996 and 1995, respectively.

Product development expenses decreased 7% to $5.3 million for the three-month period ended March 31, 1996, compared to the corresponding period in 1995. This decrease was primarily due to lower headcount in the quarter ended
March 31, 1996 when compared to the corresponding period in the prior year as a result of the Company's reorganization in the quarter ended December 31, 1995. The Company continues to focus its product development resources on its Enterprise network services offerings and its messaging products as well as its internet related activities. Product development expenses as a percentage of revenues were 18% and 14% for the three-month periods ended March 31, 1996 and 1995, respectively. Software costs of $524,000 and $590,000 were capitalized for the three-month periods ended March 31, 1996 and 1995, respectively. The amounts capitalized represented 9% of product development expenditures for each of the three-month periods ended March 31, 1996 and 1995.

General and administrative expenses decreased 3% to $3.1 million for the three-month period ended March 31, 1996, compared to the same period in 1995. This decrease was due to lower administrative and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended December 31, 1995. General and administrative expenses as a percentage of revenue were 10% and 8% for the three-month periods ended March 31, 1996 and 1995, respectively.

Interest income was $335,000 and $549,000 for the three-month periods ended March 31, 1996 and 1995, respectively. This decrease was due to lower levels of available funds invested in marketable securities.

The Company's effective tax rate was 36% for each of the three-month periods ended March 31, 1996 and 1995.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business expectations, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

In 1995 and the first quarter of 1996, a substantial majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results in 1996 will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1995, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced and new products. The Company's results in 1995 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in 1996. The Company plans in 1996 to introduce additional product offerings that provide integration of the Windows NT operating system into a VINES network. While the Company does not expect to record significant revenues from this NT-based product in 1996, any delay in introducing this product or failure of this product to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The Company has recently established its Internet Products Division (Coordinate.com) to and develop products and services to bring the Company's directory and messaging capabilities to Internet users. The Company has limited experience in developing or selling products for the Internet and the success of the division will depend in part on its ability to enter into strategic alliances with other Internet providers. While the Company does not expect to record significant revenues in 1996 from sales of products for the Internet, any delay in developing its products and services for the Internet or failure of such products and services to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

In 1995, the Company reorganized its operations and, as a result, has reduced its workforce by approximately ten percent. The Company's future success will depend on its ability both to retain its key employees and attract new employees, and there can be no assurance it will be able to do so.

The markets for the products of the Enterprise Networking Division and the planned products of the Internet Division are highly competitive and characterized by rapidly changing technology. There can be no assurance that current or potential competitors will not introduce products that offer performance or other features that are more attractive than those of the Company's products. Many of the Company's competitors have greater name recognition, larger installed customer bases and greater financial resources than the Company and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

The Company sells its products through a limited number of resellers worldwide. One reselling partner accounted for approximately 15% of the Company's revenues in the quarter ended March 31, 1996. The loss of this or any other major reselling partner would have a material adverse effect on the Company's future results of operations.

Other factors that may affect the Company's future operating results include its ability to expand its international sales, its dependence on indirect reseller channels, declines in purchases by any major reseller, and fluctuations in currency exchange rates.

Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and its expects that its results of operations may fluctuate from period to period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $9.5 million at December 31, 1995 to $7.2 million at March 31, 1996. At March 31, 1996, cash and cash equivalents combined with short-term and long-term marketable securities were $23.3 million, compared with $31.3 million at December 31, 1995, or a 25% decrease. Cash and cash equivalents decreased $3.2 million resulting in a cash balance of $9.2 million at March 31, 1996. This decrease was due principally to $5.5 million in restructuring and other charges, $1.2 million in capitalization and purchases of software and $1.2 million in capital expenditures, offset in part by $4.6 million in net proceeds from sales of marketable securities.

In the quarter ended December 31, 1995, the Company recorded reorganization and other charges of $15.8 million. As of March 31, 1996, a balance of $3.5 million associated with this charge remains on the balance sheet. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 reorganization and other charges.

The Company is currently negotiating to extend its $10 million line of credit, which expires in May 1996. Under the current agreement, borrowings may be made at the bank's prime rate. At March 31, 1996, the Company had no borrowings under this line of credit. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the line of credit, if extended, will be sufficient to meet the Company's working capital and capital expenditure requirements through at least 1996.

                          BANYAN SYSTEMS INCORPORATED

                          PART II -  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

       (a) The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

       (b) The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                          BANYAN SYSTEMS INCORPORATED
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BANYAN SYSTEMS INCORPORATED



Date:   May 9, 1996            By:  /s/ Jeffrey D. Glidden
                                    ----------------------
                                    Jeffrey D. Glidden
                                    Senior Vice President, Administration,
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit Number             Title Of Document
- - --------------             -----------------

10.38 Software Assets Purchase Agreement, dated as of February 28, 1996, by and between the Company and Toucan Software, Inc.

27                         Financial Data Schedule