Form 10-Q
period 1996-06-30
BANYAN SYSTEMS INC
filed 1996-08-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996       Commission File Number 0-20364

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

                                  508-898-1000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------   ------


Number of shares outstanding of the issuer's classes of common stock as of July 31, 1996:

              Class                             Number of Shares Outstanding
- -----------------------------                   ----------------------------
Common Stock, par value $.01 per share                  17,125,124

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                         3
                    JUNE 30, 1996 AND DECEMBER 31, 1995

                    CONSOLIDATED STATEMENTS OF OPERATIONS               4
                    THREE AND SIX MONTHS ENDED
                    JUNE 30, 1996 AND 1995

                    CONSOLIDATED STATEMENTS OF CASH FLOWS               5
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF             7
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY        11
                    HOLDERS

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                   11




SIGNATURE                                                              12

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Quarterly Report on Form 10-Q.

                        PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                 ASSETS                   June 30, 1996   December 31, 1995
                                          --------------  ------------------

 Current assets:
     Cash and cash equivalents                 $ 12,734         $    12,398
     Marketable securities                          966               7,729
       Accounts receivable, less
        allowances of  $6,031 and $5,636         28,857              24,288
     Inventories                                  2,809               3,664
     Income taxes receivable                        233               6,042
     Deferred taxes, current portion              4,896               6,494
       Other current assets                       5,012               6,790
                                               --------         -----------
          Total current assets                   55,507              67,405
Property and equipment:
     Computers and peripherals                   23,047              20,709
     Equipment                                   10,240               9,959
     Furniture and fixtures                       4,578               4,639
     Leasehold improvements                       4,904               4,585
                                               --------         -----------
          Total                                  42,769              39,892
     Less accumulated depreciation and
      amortization                               28,333              25,296
                                               --------         -----------
          Property and equipment, net            14,436              14,596
Marketable securities                            10,746              11,136
Deferred taxes, non-current                       5,649               5,872
Other assets, net of accumulated
 amortization of $4,155 and $6,145               10,970               7,300
                                               --------         -----------
          Total assets                         $ 97,308         $   106,309
                                               ========         ===========
               LIABILITIES

Current liabilities:
     Long-term debt, current portion           $     22         $        62
     Accounts payable                             3,680               4,443
     Accrued compensation                         6,929               7,077
     Accrued expenses                             7,360               8,443
     Accrued costs for restructuring
      and other charges                           1,128               9,007
     Income taxes payable                         2,338               2,531
     Software licenses payable, current
      portion                                     1,422               3,266
     Note payable                                 1,049                 719
     Deferred revenue                            24,771              22,323
                                               --------         -----------
          Total current liabilities              48,699              57,871
Software licenses payable, non-current            2,666               3,266
Minority interest in consolidated
 subsidiary                                         762                 830
STOCKHOLDERS'  EQUITY
Common stock, $.01 par value;
 authorized 25,000,000 shares; issued
 and outstanding 18,708,100 and
 18,623,154 shares                                  187                 186

Preferred stock, $.01 par value;
 authorized 1,000,000 shares; none
 issued and outstanding                               -                   -
Additional paid-in capital                       62,761              62,347
Retained earnings                                11,793              11,238
Treasury stock at cost; 1,848,000
 common shares                                  (28,564)            (28,564)
Foreign currency translation adjustment            (861)               (868)
Unrealized gain/(loss) on
 appreciation/(depreciation) of
 investments                                       (135)                  3
                                               --------         -----------
          Total stockholders' equity             45,181              44,342
                                               --------         -----------
          Total liabilities and
           stockholders' equity                $ 97,308         $   106,309
                                               ========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                             Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                           --------------------  -------------------
                                              1996       1995      1996       1995
                                           ----------  --------  ---------  --------

Revenues:
  Software                                   $25,745   $24,342    $50,676   $58,021
  Support and training                         3,895     5,209      8,364    10,527
  Hardware                                       561       603      1,093     1,955
                                             -------   -------    -------   -------
       Total revenues                         30,201    30,154     60,133    70,503

Cost of revenues:
  Software                                     2,756     3,245      5,271     7,033
  Support and training                         3,367     3,321      6,640     6,525
  Hardware                                       147       454        330     1,146
                                             -------   -------    -------   -------
       Total cost of revenues                  6,270     7,020     12,241    14,704
                                             -------   -------    -------   -------

Gross margin                                  23,931    23,134     47,892    55,799

Operating expenses:
  Sales and marketing                         15,425    19,968     30,604    38,691
  Product development                          5,639     5,850     10,972    11,556
  General and administrative                   2,732     2,969      5,832     6,158
                                             -------   -------    -------   -------
       Total operating expenses               23,796    28,787     47,408    56,405
                                             -------   -------    -------   -------

Income/(loss) from operations                    135    (5,653)       484      (606)

Other income/(expense):
  Interest income                                288       467        623     1,016
  Interest expense                               (17)       (8)       (38)      (16)
  Other, net                                    (116)      (41)      (203)     (104)
                                             -------   -------    -------   -------
       Total other income                        155       418        382       896
                                             -------   -------    -------   -------

Income/(loss) before income taxes                290    (5,235)       866       290

Provision/(benefit) for income taxes             104     1,943        311        25
                                             -------   -------    -------   -------
Net income/(loss)                            $   186   $(3,292)   $   555   $   265
                                             -------   =======    =======   =======

Net income/(loss) per share                    $0.01    $(0.20)     $0.03     $0.01
                                             =======   =======    =======   =======

Weighted average number of common
  and dilutive common equivalent shares
  outstanding                                 17,262    16,836     17,264    17,657
                                             =======   =======    =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                          1996           1995
                                                                      -------------  ------------

Cash flows from operating activities:
 Net income                                                                $   555      $    265
 Adjustments to reconcile net income to net cash (used in)/
     provided by operating activities:
  Depreciation and amortization                                              3,810         4,570
  Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable                               (4,589)        9,941
   Decrease/(increase) in inventories                                          854        (1,352)
   Decrease in income taxes receivable                                       5,809             -
   Decrease in deferred taxes                                                1,821           595
   Decrease/(increase) in other current assets                               1,746        (2,786)
   (Decrease) in accounts payable and accrued
     compensation and expenses                                              (1,591)       (2,219)
   (Decrease) in accrued costs for restructuring and other charges          (7,879)            -
   (Decrease)/increase in software licenses payable, net                    (3,250)        1,546
   (Decrease) in income taxes payable                                         (183)       (4,243)
   Increase in deferred revenue                                              2,455         3,669
                                                                           -------      --------
  Net cash (used in)/provided by operating activities                         (442)        9,986

Cash flows from investing activities:
 Capital expenditures                                                       (2,943)       (6,442)
 Capitalization of software costs                                             (907)       (1,247)
 Acquisition of software licenses                                             (725)         (219)
 Proceeds from/(purchases of) marketable securities, net                     7,015         1,919
 Investment in unconsolidated affiliate                                     (2,001)            -
                                                                           -------      --------
 Net cash provided by/(used in) investing activities                           439        (5,989)

Cash flows from financing activities:
 Repayment of principal on long-term debt                                      (40)          (38)
 Proceeds from common stock options
   and related tax benefits                                                    415         2,776
 Purchase of treasury stock                                                      -       (11,199)
                                                                           -------      --------
 Net cash provided by/(used in) financing activities                           375        (8,461)

Effect of exchange rate changes on cash and cash equivalents                   (36)         (232)
                                                                           -------      --------

Net increase/(decrease) in cash and cash equivalents                           336        (4,696)
Cash and cash equivalents at beginning of the period                        12,398        22,233
                                                                           -------      --------
Cash and cash equivalents at end of the period                             $12,734      $ 17,537
                                                                           =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, as of June 30, 1996, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Stockholders.

     The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.


B.   INVENTORIES:

Inventories consist of the following at:
(in thousands)                              June 30, 1996  December 31, 1995
                                            -------------  -----------------

     Purchased parts                           $  874             $1,250
     Work in process                              470                740
     Finished goods                             1,465              1,674
                                               ------             ------
                                               $2,809             $3,664
                                               ======             ======

C.   CAPITALIZED SOFTWARE COSTS:

     During the quarters ended June 30, 1996 and 1995, the Company capitalized $383,000 and $655,000, respectively, of software costs. During the six months ended June 30, 1996 and 1995, the Company capitalized $907,000 and $1,247,000, respectively, of software costs. The Company amortized software costs of $402,000 and $446,000 for the quarters ended June 30, 1996 and 1995, respectively, and $739,000 and $880,000 for the six months ended June 30, 1996 and 1995, respectively.

                          BANYAN SYSTEMS INCORPORATED
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the three-month period ended June 30, 1996 were $30.2 million, which is essentially equal to the corresponding period in 1995. Total revenues for the six-month period ended June 30, 1996 were $60.1 million, which represents a 15% decrease when compared to the corresponding period in 1995. This decrease was due to lower software and support and training revenues as well as continued expected declines in hardware revenue. The Company's software revenues for the three-month period ended June 30, 1996 increased by $1.4 million, or 6%, when compared to the corresponding period in 1995. The increase was primarily due an increase in messaging revenues. The Company's software revenues in the six-month period ended June 30, 1996, decreased by $7.3 million, or 13%, when compared to the corresponding period in 1995. The decrease was primarily due to a decrease in revenue from the Company's ENS platform offerings. Support and training revenues decreased by $1.3 million, or 25%, and $2.2 million, or 21%, for the three-month and six-month periods ended June 30, 1996, when compared to the corresponding periods in 1995, primarily due to lower revenues from educational services and end-user support contracts. Hardware revenues declined $0.1 million, or 7%, and $0.9 million, or 44% for the three-month and six-month periods ended June 30, 1996, respectively, when compared to the corresponding periods in 1995, primarily due to the continued phase-out of the Company's hardware business.

International revenues for the three-month and six-month periods ended June 30, 1996 were $6.4 million and $13.4 million, respectively, compared with $7.1 million and $14.0 million for the corresponding periods in 1995. The decreases were primarily due to lower revenues in Europe. International revenues accounted for 21% and 22% of total revenues for the three-month and six-month periods ended June 30, 1996, respectively, compared with 24% and 20%, for the corresponding periods in 1995.

Gross margins for software were 89%, or $23.0 million, and 90%, or $45.4 million, for the three-month and six-month periods ended June 30, 1996, respectively, compared with 87%, or $21.1 million, and 88%, or $51.0 million, for the corresponding periods in 1995. The increases in software margin percentages were primarily due to lower manufacturing costs as a result of the Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs. The increase in gross margin dollars for the three-month period ended June 30, 1996 and the decrease in gross margin dollars for the six-month period ended June 30, 1996 were primarily due to relative sales volume.

Gross margins for support and training were 14%, or $0.5 million, and 21%, or $1.7 million, for the three-month and six-month periods ended June 30, 1996, respectively, compared with 36%, or $1.9 million, and 38%, or $4.0 million, for the corresponding periods in 1995. The decreases in margin and dollars for the three-month and six-month periods ended June 30, 1996 were primarily due to lower revenues from education classes and end user support contracts.

Gross margins for hardware were 74%, or $0.4 million, and 70%, or $0.8 million, for the three-month and six-month periods ended June 30, 1996, respectively, compared with 25%, or $0.1 million, and 41%, or $0.8 million, for the corresponding periods in 1995. The increases in hardware margin percentages were primarily due to lower manufacturing costs as a result of the

Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs.

Sales and marketing expenses of $15.4 million and $30.6 million for the three-month and six-month periods ended June 30, 1996, respectively, represented decreases of 23% and 21% compared to the corresponding periods in 1995. The decreases were primarily due to lower sales staffing and personnel costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1995. Additionally, variable sales costs decreased due to lower revenues for the six-month period ended June 30, 1996 when compared to the corresponding period in the prior year. Sales and marketing expenses as a percentage of revenues were 51% for both the three-month and six-month periods ended June 30, 1996, as compared to 66% and 55% for the corresponding periods in 1995.

Product development expenses of $5.6 million and $11.0 million for the three-month and six-month periods ended June 30, 1996, respectively, represented decreases of 4% and 5%, respectively, over the corresponding periods in 1995. These decreases were primarily due to lower headcount in the six month period ended June 30, 1996 when compared to the corresponding period in the prior year as a result of the Company's reorganization in the quarter ended December 31, 1995. The Company continues to focus its product development resources on its enterprise network services particularly the NT based products and its messaging products. The Company has also increased its investment in internet-related product initiatives. Product development expenses as a percentage of revenues were approximately 19% and 18% for the three-month and six-month periods ended June 30, 1996, respectively, as compared to 19% and 16% for the corresponding periods in 1995. Software costs of $383,000 and $907,000 were capitalized for the three-month and six-month periods ended June 30, 1996, respectively, as compared to $655,000 and $1,247,000 for corresponding periods in 1995. The amounts capitalized represented 6% and 8% of product development expenditures for the three-month and six-month periods ended June 30, 1996, respectively, as compared to 10% for both the three-month and six-month periods ended June 30, 1995.

General and administrative expenses of $2.7 million and $5.8 million for the three-month and six-month periods ended June 30, 1996, respectively, represented decreases of 8% and 5% when compared to the corresponding periods in 1995. The decreases were due to lower administrative and personnel costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1995. General and administrative expenses as a percentage of revenues were 9% and 10% for the three-month and six-month periods ended June 30, 1996, as compared to 10% and 9% for the corresponding periods in 1995.

Interest income was $288,000 and $623,000 for the three-month and six-month periods ended June 30, 1996, respectively, and represented decreases of 38% and 39% from the corresponding periods in 1995. These decreases were due to lower levels of available funds invested in marketable securities.

The Company's effective tax rate was 36% for both the three-month and six-month periods ended June 30, 1996 and 37.1% and 8.6%, respectively, for the corresponding periods in the prior year. The lower effective tax rate for the six month period ended June 30, 1995 was in part due to the impact of foreign operations as well as the reduced level of profitability for the period.

FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business expectations, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

In 1995 and the first six months of 1996, a substantial majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results in 1996 will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1995 and the first six months of 1996, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced and new products. The Company's results in 1995 and the first six months of 1996 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. The Company plans in 1996 to introduce additional product offerings that provide integration of the Windows NT operating system into a VINES network. While the Company does not expect to record significant revenues from this NT-based product in 1996, any delay in introducing this product or failure of this product to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The Company has recently established its Internet Products Division (Coordinate.com) to develop products and services to bring the Company's directory and messaging capabilities to Internet users. The Company has limited experience in developing or selling products for the Internet and the success of the division will depend in part on its ability to enter into strategic alliances with other Internet providers. While the Company does not expect to record significant revenues in 1996 from sales of products for the Internet, any delay in developing its products and services for the Internet or failure of such products and services to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $9.5 million at December 31, 1995 to $6.8 million at June 30, 1996. At June 30, 1996, cash and cash equivalents combined with short-term and long-term marketable securities were $24.4 million, compared with $31.3 million at December 31, 1995. Cash and cash equivalents increased $0.3 million from December 31, 1995 resulting in a cash balance of $12.7 million at June 30, 1996. The increase was due principally to net proceeds from the sale of marketable securities of $7.0 million, the collection of income taxes receivable of $5.8 million, an increase in deferred revenues of $2.5 million, a decrease in deferred income taxes of $1.8 million and a decrease in inventories of $0.9 million, offset in part by restructuring and other charges of $7.9 million, an increase in accounts receivable of $4.6 million, capital expenditures of $2.9 million, a minority interest equity investment of $2.0 million and the net affect of other operating, investing and financing activities.

In the quarter ended December 31, 1995, the Company recorded a restructuring and other charges of $15.8 million. As of June 30, 1996, a balance of $1.1 million associated with this charge remains on the balance sheet. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 restructuring and other charges.

The Company has negotiated to extend its current line of credit of $10 million which will expire in May 1997. Borrowings may be made at the bank's prime rate. At June 30, 1996, the Company had no borrowings under this line of credit and was in compliance with all covenants of the agreement. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the available line of credit, will be sufficient to meet the Company's working capital and capital expenditure requirements through at least 1996.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on April 29, 1996, the following proposals were adopted by the vote specified below:

                                                                              Against or                            Broker
         Proposal                                           For                Withheld           Abstain          Non-votes
         --------                                          ----               ----------          -------          ---------

         1.  Election of Class I Directors:
             David C. Mahoney                           14,077,387               234,824              ---               ---
             G. Leonard Baker, Jr.                      14,085,469               266,742              ---               ---

         2.  Approval of amendments to the
             Company's 1992 Stock Incentive Plan        13,768,571               336,795             88,238           133,927

         3.  Ratification of Coopers & Lybrand L.L.P.
             as the Company's independent accountants   14,219,127                43,867             49,217            15,320

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

         b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                          BANYAN SYSTEMS INCORPORATED
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BANYAN SYSTEMS INCORPORATED



Date:   August 9, 1996         By:   /s/ Richard M. Spaulding
                                    -------------------------
                                     Richard M. Spaulding
                                     Vice President Finance
                                     and Treasurer
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX


10.9(C) Amendment to Commitment Letter, dated May 5, 1996, between the Company and Silicon Valley Bank.

10.39 Separation Agreement and Release and Waiver of Claims dated May 6, 1996, between the Company and John Curtis.

27       Financial Data Schedule