Form 10-Q/A
period 1996-03-31
BANYAN SYSTEMS INC
filed 1996-08-30
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q/A

                              (Amendment No. 1)


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

                               EXPLANATORY NOTE

    This Form 10-Q/A of Banyan Systems Incorporated is filed solely to amend the
Exhibit Index included herein.

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



                               BANYAN SYSTEMS INCORPORATED



Date:   August 28, 1996        By:  /s/ Richard M. Spaulding
                                    ------------------------
                                    Richard M. Spaulding
                                    Vice President Finance and Treasurer
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number             Title Of Document
- --------------             -----------------

10.38* Software Assets Purchase Agreement, dated as of February 28, 1996, by and between the Company and Toucan Software, Inc.

27(1)                      Financial Data Schedule

*   Confidential treatment requested as to certain portions.
(1) Previously filed.