Form 10-Q
period 1996-09-30
BANYAN SYSTEMS INC
filed 1996-11-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter ended September 30, 1996      Commission File Number 0-20364

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

Yes    X           No
     ------           ------


Number of shares outstanding of the issuer's classes of common stock as of October 31, 1996:

              Class                             Number of Shares Outstanding
--------------------------------------          ----------------------------
Common Stock, par value $.01 per share                  17,127,377

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                   3

              CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995              4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995              5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                     7


PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       12


SIGNATURE                                                               13


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

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           --------------------
                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                 ASSETS                       September 30, 1996   December 31, 1995
                                             -------------------  ------------------
 Current assets:
     Cash and cash equivalents                      $  8,511         $    12,398
     Marketable securities                               980               7,729
        Accounts receivable, less
         allowances of  $7,624 and $5,636             26,659              24,288
        Inventories                                    3,021               3,664
  Income taxes receivable                                233               6,042
  Deferred taxes, current portion                      4,896               6,494
  Other current assets                                 5,502               6,790
                                                    --------         -----------
        Total current assets                          49,802              67,405
Property and equipment:
  Computers and peripherals                           24,352              20,709
  Equipment                                           10,823               9,959
  Furniture and fixtures                               4,596               4,639
  Leasehold improvements                               4,918               4,585
                                                    --------         -----------
        Total                                         44,689              39,892
  Less accumulated depreciation and
   amortization                                       30,079              25,296
                                                    --------         -----------
       Property and equipment, net                    14,610              14,596
Marketable securities                                 10,772              11,136
Deferred taxes, non-current                            5,538               5,872
Other assets, net of accumulated
 amortization of $4,791 and $6,145                    11,164               7,300
                                                    --------         -----------
    Total assets                                    $ 91,886         $   106,309
                                                    ========         ===========
      LIABILITIES
Current liabilities:
     Long-term debt, current portion                $     27         $        62
     Accounts payable                                  3,367               4,443
     Accrued compensation                              6,877               7,077
     Accrued expenses                                  5,760               8,443
     Accrued costs for restructuring
      and other charges                                  935               9,007
     Income taxes payable                              1,685               2,531
     Software licenses payable, current
      portion                                          1,427               3,266
     Note payable                                      1,064                 719
     Deferred revenue                                 21,709              22,323
                                                    --------         -----------
     Total current liabilities                        42,851              57,871
Software licenses payable, non-current                 2,366               3,266
Minority interest in consolidated
 subsidiary                                              702                 830
STOCKHOLDERS'  EQUITY
Common stock, $.01 par value;
 authorized 25,000,000 shares; issued
 and outstanding 18,974,427 and
 18,623,154 shares                                       190                 186

Preferred stock, $.01 par value;
 authorized 1,000,000 shares; none
 issued and outstanding                                    -                   -

Additional paid-in capital                            64,252              62,347
Retained earnings                                     11,010              11,238
Treasury stock at cost; 1,848,000
 common shares                                       (28,564)            (28,564)
Foreign currency translation adjustment                 (819)               (868)
Unrealized (loss)/gain on
 (depreciation)/appreciation of
 investments                                            (102)                  3
                                                    --------         -----------
  Total stockholders' equity                          45,967              44,342
                                                    --------         -----------
     Total liabilities and
      stockholders' equity                          $ 91,886         $   106,309
                                                    ========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                       --------------------     -----------------
                                         1996       1995          1996     1995
                                       ---------  ---------     --------  -------

Revenues:
  Software                              $23,917    $24,990      $74,593    $ 83,011
  Support and training                    3,795      5,244       12,159      15,771
  Hardware                                  417        969        1,510       2,924
                                        -------    -------      -------    --------
       Total revenues                    28,129     31,203       88,262     101,706

Cost of revenues:
  Software                                2,698      3,063        7,969      10,096
  Support and training                    3,405      3,631       10,045      10,156
  Hardware                                  148        542          478       1,688
                                        -------    -------      -------    --------
       Total cost of revenues             6,251      7,236       18,492      21,940
                                        -------    -------      -------    --------

Gross margin                             21,878     23,967       69,770      79,766

Operating expenses:
  Sales and marketing                    15,229     21,631       45,833      60,322
  Product development                     5,370      6,216       16,342      17,772
  General and administrative              2,721      3,490        8,553       9,648
                                        -------    -------      -------    --------
       Total operating expenses          23,320     31,337       70,728      87,742
                                        -------    -------      -------    --------

Loss from operations                     (1,442)    (7,370)        (958)     (7,976)

Other income/(expense):
  Interest income                           255        380          878       1,396
  Interest expense                          (19)       (11)         (57)        (27)
  Other, net                                (16)        44         (219)        (60)
                                        -------    -------      -------    --------
       Total other income/(expense)         220        413          602       1,309
                                        -------    -------      -------    --------

Loss before income taxes                 (1,222)    (6,957)        (356)     (6,667)

Benefit for income taxes                   (439)    (2,640)        (128)     (2,615)
                                        -------    -------      -------    --------
Net loss                                $  (783)   $(4,317)     $  (228)    ($4,052)
                                        =======    =======      =======    ========

Net loss per share                       $(0.05)    $(0.26)      $(0.01)     $(0.24)
                                        =======    =======      =======    ========

Weighted average number of common
 shares  outstanding                     17,040     16,576       16,887      16,812
                                        =======    =======      =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Nine Months Ended September 30,
                                                                        ---------------------------------
                                                                              1996              1995
                                                                              ----              ----

Cash flows from operating activities:
 Net loss                                                                    $  (228)         $ (4,052)
 Adjustments to reconcile net loss to net cash (used in)/
     provided by operating activities:
  Depreciation and amortization                                                6,222             7,441
  Changes in operating assets and liabilities:
   (Increase)/decrease in accounts receivable                                 (2,389)            7,891
   Decrease/(increase) in inventories                                            641            (1,154)
   Decrease/(increase) in income taxes receivable                              5,809            (3,381)
   Decrease in deferred taxes                                                  1,932               706
   Decrease/(increase) in other current assets                                 1,503            (5,500)
   (Decrease) in accounts payable and accrued
     compensation and expenses                                                (4,198)           (3,339)
   (Decrease) in accrued costs for restructuring and other charges            (8,072)                -
   (Decrease)/increase in software licenses payable, net                      (2,853)              735
   (Decrease) in income taxes payable                                           (846)             (862)
   (Decrease)/increase in deferred revenue                                      (609)            2,583
                                                                             -------          --------
  Net cash (used in)/provided by operating activities                         (3,088)            1,068

Cash flows from investing activities:
 Capital expenditures                                                         (4,857)           (8,750)
 Capitalization of software costs                                             (1,692)           (1,680)
 Acquisition of software licenses                                             (1,125)             (500)
 Proceeds from/(purchases of) marketable securities, net                       7,008             5,118
 Investment in unconsolidated affiliate                                       (2,001)                -
                                                                             -------          --------
 Net cash (used in) investing activities                                      (2,667)           (5,812)

Cash flows from financing activities:
 Repayment of principal on long-term debt                                        (35)              (61)
 Proceeds from common stock options
   and related tax benefits                                                    1,909             4,734
 Purchase of treasury stock                                                        -           (12,686)
                                                                             -------          --------
 Net cash provided by/(used in) financing activities                           1,874            (8,013)

Effect of exchange rate changes on cash and cash equivalents                      (6)             (336)
                                                                             -------          --------

Net (decrease) in cash and cash equivalents                                   (3,887)          (13,093)
                                                                             -------          --------
Cash and cash equivalents at beginning of the period                          12,398            22,233
                                                                             -------          --------
Cash and cash equivalents at end of the period                               $ 8,511          $  9,140
                                                                             =======          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, as of September 30, 1996, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Stockholders.

     The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.


B.   INVENTORIES:

Inventories consist of the following at:
     (in thousands)                         September 30, 1996  December 31, 1995
                                            ------------------  -----------------

 Purchased parts                                  $1,313             $1,250
 Work in process                                     313                740
  Finished goods                                   1,395              1,674
                                                  ------             ------
                                                  $3,021             $3,664
                                                  ======             ======

C.        CAPITALIZED SOFTWARE COSTS:

          During the quarters ended September 30, 1996 and 1995, the Company capitalized $785,000 and $433,000, respectively, of software costs. During the nine months ended September 30, 1996 and 1995, the Company capitalized $1,692,000 and $1,680,000, respectively, of software costs. The Company amortized software costs of $522,000 and $340,000 for the quarters ended September 30, 1996 and 1995, respectively, and $1,261,000 and $1,220,000 for the nine months ended September 30, 1996 and 1995, respectively.

D.        SUBSEQUENT EVENT:

          On November 7, 1996, the Company announced a reorganization of its operations. As a result of the reorganization, the Company expects to record a pre-tax restructuring charge of approximately $3,000,000 to $5,000,000 in the fourth quarter ending December 31, 1996. The restructuring charge will provide for severance costs related to the reduction of approximately 15% of the Company's workforce and other related costs. In an effort to reduce worldwide channel inventories, the Company also announced its plans to reduce its product shipments to its distribution channel by approximately $7,000,000 to $10,000,000 in the quarter ending December 31, 1996, which is expected to result in declines in software revenues and a net operating loss. The Company also expects to record a non-cash charge for previously recorded deferred tax assets in the fourth quarter ending December 31, 1996.

                          BANYAN SYSTEMS INCORPORATED
                                     ITEM 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

On November 7, 1996, the Company announced a reorganization of its operations. As a result of the reorganization, the Company expects to record a pre-tax restructuring charge of approximately $3,000,000 to $5,000,000 in the fourth quarter ending December 31, 1996. The restructuring charge will provide for severance costs related to the reduction of approximately 15% of the Company's workforce and other related costs. In an effort to reduce worldwide channel inventories, the Company also announced its plans to reduce its product shipments to its distribution channel by approximately $7,000,000 to $10,000,000 in the quarter ending December 31, 1996. The Company also expects to record a non-cash charge for previously recorded deferred tax assets in the fourth quarter ending December 31, 1996.

REVENUES

Total revenues for the three-month and nine-month periods ended September 30, 1996 were $28.1 million and $88.3 million, respectively, which represents a decrease of $3.1 million and $13.4 million, respectively, when compared to the corresponding periods in 1995. The decrease was due to lower software and support and training revenues as well as continued expected declines in hardware revenue. The Company's software revenues for the three-month period ended September 30, 1996 decreased by $1.1 million, or 4%, when comparing the three-month period ended September 30, 1996 to the corresponding period in 1995. The decrease was primarily due to a decline in messaging revenues, which was partially offset by a one-time payment received from a customer of $1.5 million for a source code fee. The Company's software revenues in the nine-month period ended September 30, 1996, decreased by $8.4 million, or 10%, when comparing the nine-month period ended September 30, 1996 to the corresponding period in 1995. The decrease was primarily due to a decrease in revenues from messaging products and from the Company's ENS platform offerings. The Company plans to reduce product shipments to its distribution partners by approximately $7 million to $10 in the quarter ending December 31, 1996, which is expected to result in declines in software revenues through this period. Support and training revenues decreased by $1.5 million, or 28%, and $3.6 million, or 23%, over the corresponding periods in 1995 for the three-month and nine-month periods ended September 30, 1996, respectively, primarily due to lower revenues from educational services and end-user support contracts. Hardware revenues declined $0.6 million, or 57%, and $1.4 million, or 48% when compared to the corresponding periods in 1995 for the three-month and nine-month periods ended September 30, 1996, respectively, primarily due to the continued phase-out of the Company's hardware business.

International revenues for the three-month and nine-month periods ended September 30, 1996 were $6.4 million and $19.9 million, respectively, compared with $8.1 million and $22.1 million for the corresponding periods in 1995. The decrease when comparing the three-month period and nine-month period ended September 30, 1996 to the corresponding periods in 1995 was primarily due to lower revenues in Europe. International revenues accounted for 23% of total revenues for both the three-month and nine-month periods ended September 30, 1996, respectively, compared with 26% and 22% for the corresponding periods in 1995.

The Company plans to reduce product shipments to its distribution partners by approximately $7 million to $10 million in the quarter ending December 31, 1996, which is expected to result in declines in software revenues in the quarter.

GROSS MARGINS

Gross margins for software were 89%, or $21.2 million, and 89%, or $66.6 million, for the three-month and nine-month periods ended September 30, 1996, respectively, compared with 88%, or $21.9 million, and 88%, or $72.9 million for the corresponding periods in 1995. The increases in software margin percentages were primarily due to lower manufacturing costs as a result of the Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs. The decreases in gross margin dollars were primarily due to lower sales volumes.

Gross margins for support were 10%, or $0.4 million, and 17%, or $2.1 million, for the three-month and nine-month periods ended September 30, 1996, respectively, compared with 31%, or $1.6 million, and 36%, or $5.6 million, for the corresponding periods in 1995. The decreases in margin percentages and dollars for the three-month and nine-month periods ending September 30, 1996 were primarily due to lower revenues from education classes and end user support contracts.

Gross margins for hardware were 65% or $0.3 million, and 68%, or $1.0 million, for the three-month and nine-month periods ended September 30, 1996, respectively, compared with 44%, or $0.4 million, and 42%, or $1.2 million, for the corresponding periods in 1995 due to lower manufacturing costs as a result of the Company's restructuring in the quarter ended December 31, 1995, which reduced staffing and related facility costs.

OPERATING EXPENSES

Sales and marketing expenses of $15.2 million and $45.8 million for the three-month and nine-month periods ended September 30, 1996, respectively, represented decreases of 30% and 24% compared to the corresponding periods in 1995. These decreases were primarily due to lower sales staffing and facility costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1995. Sales and marketing expenses as a percentage of revenues were 54% and 52% for the three-month and nine-month periods ended September 30, 1996, respectively, and 69% and 59% for the corresponding periods in 1995.

Product development expenses of $5.4 million and $16.3 million for the three-month and nine-month periods ended September 30, 1996, respectively, represented decreases of 14% and 8% over the corresponding periods in 1995. These decreases were primarily due lower headcount in the nine-month period ended September 30, 1996 when compared to the corresponding period in the prior year as a result of the Company's reorganization in the quarter ended December 31, 1995. The Company continues to focus its product development resources on its enterprise network services, particularly the Windows NT based products and its messaging products. Additionally, the Company has maintained its investment in internet-related product initiatives, particularly Switchboard.com technology and services. Product development expenses as a percentage of revenues were approximately 19% for both the three-month and nine-month periods ended September 30, 1996, respectively, as compared to 20% and 17% for the corresponding periods in 1995. Software costs of $785,000 and $1,692,000 were capitalized for the three-month and nine-month periods ended September 30, 1996, respectively, as compared to $433,000 and $1,680,000 for corresponding periods in 1995. Capitalized software costs in the three month period ended September 30, 1996 were primarily related to VINES 7.0, StreetTalk for Windows NT and localization of product offerings. The amounts capitalized represented 13% and 9% of product development expenditures for the three-month and nine-month periods ended September 30, 1996, respectively, as compared to 7% and 9% for the corresponding periods in 1995.

General and administrative expenses of $2.7 million and $8.6 million for the three-month and nine-month periods ended September 30, 1996, respectively, represented decreases of 22% and 11% when compared to the corresponding periods in 1995. The decreases were due to lower administrative and personnel costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1995. General and administrative expenses as a percentage of revenues were 10% for both three-month and nine-month periods ended September 30, 1996, as compared to 11% and 9% for the corresponding periods in 1995.

OTHER INCOME

Interest income was $255,000 and $878,000 for the three-month and nine-month periods ended September 30, 1996, respectively, and represented decreases of 33% and 37% from the corresponding periods in 1995. These decreases were primarily due to lower levels of available funds invested in marketable securities.

INCOME TAXES

The Company's effective tax rate was (35.9%) for both the three-month and nine-month periods ended September 30, 1996 and (37.9%) and (39.2%), respectively, for the corresponding periods in 1995. The difference when comparing the rate for the three-month and nine-month periods ended September 30, 1996 to the corresponding periods in 1995 was related to foreign operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business expectations, consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

On November 7, 1996, the Company announced a reorganization of its operations, including a reduction of approximately 15% of the Company's workforce. The Company also plans to reduce its product shipments to its distribution partners by approximately $7 million to $10 million in the quarter ending December 31, 1996, which is expected to result in declines in software revenues and a net operating and loss in the quarter. There can be no assurance the planned reorganization and reduction in product shipments will be successfully implemented. The Company's future success will depend on its ability to retain its key employees and attract new employees, and there can be no assurance it will be able to do so. In connection with the reorganization, the Company expects to record a pre-tax restructuring charge of approximately $3 million to $5 million in the quarter ending December 31, 1996. The Company also expects to record a non-cash change for previously recorded deferred tax assets in the fourth quarter ending December 31, 1996.

In 1995 and the first nine moths of 1996, a substantial majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1995 and the first nine months of 1996, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced and new products. The Company's results in 1995 and the first nine months of 1996 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. On September 30, 1996, the Company introduced StreetTalk for Windows NT which provides integration of the Windows NT operating system into a VINES network. While the Company does not expect to record significant revenues from this NT-based product in 1996, failure of this product to achieve market acceptance could have material adverse effect on the Company's future results of operations.

The Company had established an Internet Products Division (Coordinate.com) to develop products and services to bring the Company's directory and messaging capabilities to Internet users. The Company has limited experience in developing or selling products for the Internet and the success of the division will depend in part on its ability to enter into strategic alliances with other Internet providers. While the Company does not expect to record significant revenues in 1996 from sales of products for the Internet, any delay in developing its products and services for the Internet or failure of such products and services to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The markets for the Company's products are highly competitive and characterized by rapidly changing technology. There can be no assurance that current or potential competitors will not introduce products that offer performance or other features that are more attractive than those of the Company's products. Many of the Company's competitors have greater name recognition, larger installed customer bases and greater financial resources than the Company and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Other factors that may affect the Company's future operating results include its ability to expand its international sales, its dependence on indirect reseller channels, declines in purchases by any major reseller, and fluctuations in currency exchange rates.

Because of the foregoing factors, past financial results should not be relied upon as an indication of future performance. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period to period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $9.5 million at December 31, 1995 to $7.0 million at September 30, 1996. At September 30, 1996, cash and cash equivalents combined with short-term and long-term marketable securities were $20.3 million, compared with $31.3 million at December 31, 1995. Cash and cash equivalents decreased $3.9 million from December 31, 1995 resulting in a cash balance of $8.5 million at September 30, 1996. The decrease was due to restructuring and other charges of $8.1 million, in connection with the restructuring in the quarter ended December 31, 1995, capital expenditures of $4.9 million, an increase in accounts receivable of $2.4 million and a minority interest equity investment of $2.0 million, offset in part by net proceeds from the sale of marketable securities of $7.0 million, the collection of income taxes receivable of $5.8 million and the net effect of other operating, investing and financing activities.

The Company expects working capital to decrease through at least the first quarter of 1997 as a result of its plans to reduce product shipments to its distribution channels and the costs associated with the reorganization announced on November 7, 1996, offset in part by the resulting decreases in operating expenses.

In the quarter ended December 31, 1995, the Company recorded a restructuring and other charges of $15.8 million. As of September 30, 1996, a balance of $0.9 million associated with this charge remains on the balance sheet. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 restructuring and other charges.

The Company has a line of credit of $10 million that expires in May 1997. Borrowings may be made at the bank's prime rate. At September 30, 1996, the Company had no borrowings under this line of credit and was in compliance with all covenants of the agreement. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the available line of credit, will be sufficient to meet the Company's working capital and capital expenditure requirements through at least June 30, 1997.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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



                               BANYAN SYSTEMS INCORPORATED



Date:   November 12, 1996      By:   /s/ Richard M. Spaulding
                                    -------------------------
                                    Richard M. Spaulding
                                    Vice President Finance
                                    and Treasurer
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX



10.39 Separation Agreement and Release and Waiver of Claims dated November 1, 1996, between the Company and John M. Paul

                        27     Financial Data Schedule