Form 10-K
period 1996-12-31
BANYAN SYSTEMS INC
filed 1997-03-31
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
   {X}    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the fiscal year ended            December 31, 1996
                                         -------------------------------.

   { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ____________ to _____________.

                                    0-20364
                                    -------
                           (Commission file number)


                          BANYAN SYSTEMS INCORPORATED
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                    04-2798394
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

               120 FLANDERS ROAD, WESTBORO, MASSACHUSETTS  01581
             (Address and zip code of principal executive offices)
                                 508-898-1000
                                 ------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)
                               ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
      -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,452,681 as of March 24, 1997.

On March 24, 1997, there were 17,505,029 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specifically identified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report to Stockholders") are incorporated by reference into Parts I, II and IV.

(2) Specifically identified portions of the Company's Definitive Proxy Statement to be filed in connection with the Company's 1997 annual meeting of stockholders are incorporated by reference into Part III.

This Annual Report on Form 10-K contains forward-looking statements, including without limitation information with respect to the effect and future costs of the Company's 1996 reorganization, the potential benefits to end users through the use of the Company's products, the development future products, anticipated product development expenditures and the Company's other plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Future Operating Results" which is incorporated by reference into "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

GENERAL

Banyan Systems Incorporated ("Banyan(R)" or the "Company") develops, markets and
supports   enterprise directory software products that allow people to connect to one another and access information easily for more effective communications.

The Company's flagship software technology is a global directory service called StreetTalk(TM). This product allows users to find one another and access network resources, such as printers, files and applications, regardless of physical location. Banyan's other enterprise directory services include messaging, management and security. Together, these services make up the foundation for Banyan's networking solutions. These solutions integrate mainframes, minicomputers, workgroup networks and personal computers into a unified computing environment that is easy for users to navigate and administrators to manage.

The Company delivers its enterprise directory services in several forms, including StreetTalk for Windows NT(R) and VINES(R). Introduced in September 1996, Banyan's StreetTalk for Windows NT provides Banyan's premier enterprise directory capabilities running natively on Microsoft(R) Windows NT, an emerging standard for corporate networks. VINES is Banyan's well proven, UNIX(R)-based networking software, which combines file and print sharing with the StreetTalk directory, messaging, network management and security services. The Company's Intelligent Messaging(R) option, available for both VINES and Windows NT environments, provides an enterprise solution for reliably storing and transporting electronic messages. The Company's ENS (Enterprise Network Services) product line delivers directory capabilities and integrated network services for a variety of computing platforms, including NetWare(R), HP-UX(R), AIX(R) and Solaris(R).

--------------------------------------------------------------------------------
Banyan, the Banyan logo, StreetTalk, VINES and BeyondMail are registered trademarks, and Intelligent Messaging, Coordinate.com, Switchboard Banyan Enterprise Network Solutions and EBR are trademarks of Banyan Systems Incorporated. StreetTalk is a product of Banyan Systems Incorporated and not a product of McCarthy, Crisanti & Maffei, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and in other countries licensed exclusively through X/Open Company Ltd. IBM and OS/2 are registered trademarks of International Business Machines Corporation. Microsoft, Windows NT and Windows are registered trademarks of Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Attachmate is a registered trademark of Attachmate Corporation. CaLANdar is a registered trademark of Microsystems Software, Inc. Other product, company or organization names cited in this Form 10-K are trademarks or registered trademarks of their respective companies or organizations.
--------------------------------------------------------------------------------

With its acquisition of Beyond Incorporated in 1994 ("Beyond"), the Company increased its messaging products with the addition of BeyondMail(TM) software. BeyondMail provides easy-to-use, full-featured e-mail with unique rules-based agent technology that enables people to manage information more productively. See Note O to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders for additional information regarding the Company's acquisition of Beyond.

As both businesses and individuals increasingly use the Internet, Banyan has extended its technology to deliver Internet-based directory and messaging products. To capitalize on the Internet market and to continue servicing its traditional customers, Banyan reorganized its operations into a divisional structure in the fourth quarter of 1995. See Note F to the Company's Consolidated Financial Statements which are incorporated herein by reference to the Company's Annual Report to Shareholders.

In February 1996, the Company launched Switchboard(TM), an Internet directory service that allows people to locate residential and business listings. To realize the potential of Switchboard, as well as to fund its future growth, the Company established Switchboard Incorporated as a Banyan subsidiary. Subsequently, in November 1996, the Company entered into an agreement with America Online, Inc. (AOL) and Digital City Inc. (DCI) to sell minority interests in Switchboard Incorporated to AOL and DCI. At December 31, 1996, these companies held in the aggregate a 7.5% equity interest in Switchboard Incorporated. See Note P to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders. During 1996, the Company also introduced versions of BeyondMail that support Internet standards.

In the fourth quarter of 1996, Banyan reorganized its operations, creating a functional, rather than a divisional, operating structure. The Company believes that this functional operating structure will enable Banyan to reduce costs and strengthen its ability to develop and deliver innovative software solutions to the marketplace.

As a result of this reorganization, Banyan recorded in the fourth quarter of 1996 a one-time, pre-tax restructuring charge of $5.5 million, composed primarily of $1.4 million for closure or consolidation of leased facilities, $3.2 million for severance and related costs, and $0.9 million for idle assets related to the restructuring. During 1996, the restructuring resulted in 70 employee separations. The restructuring and other charges are expected to reduce cash flow by approximately $3.6 million in 1997. See Note F to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders.

In addition to the reorganization, the Company reduced its worldwide channel inventories by approximately $9.0 million in the quarter ended December 31, 1996. The Company also recorded a non-cash charge of $8.0 million to establish a valuation allowance for previously recorded deferred tax assets in the quarter ended December 31, 1996.


BANYAN ARCHITECTURE AND TECHNOLOGY

Since its founding in 1983, the Company has based its software products on a modular architecture, specifically designed to serve computing environments with multiple servers in multiple locations. This architecture enables the delivery of a set of sophisticated network services that integrate workgroup LANs (Local Area Networks) and other proprietary computer environments into a single enterprise network.

Banyan's enterprise directory services consist of software modules, each providing a different service that may be shared by users across the network. At the core of these services is Banyan's StreetTalk directory. StreetTalk enables network administrators to assign location-independent "StreetTalk" IDs or names to each user, computer, printer, server or other resource in the network. These names remain consistent throughout the network, allowing a user to access any network resource without regard to the physical location of the user or the resource. The name, network location and characteristics of each resource are stored in the StreetTalk database. StreetTalk's database is used by all of the other services and integrated applications to locate and transparently access resources throughout the network.

All of Banyan's enterprise directory services are integrated with the StreetTalk directory, including messaging, management, security, local and wide-area communications, and host connectivity. As a result of this modular architecture, integration of services throughout the network is easily maintained even as individual services are enhanced or additional services are added.

Banyan's integrated enterprise directory services create the "look and feel" of a single system for users of a complex network of heterogeneous personal computers, servers, minicomputers and mainframes. For example, users log on to the network rather than individual servers, and thereby gain access to all of the resources on the network rather than the resources available on an individual server. Banyan believes its products supply users with a unified view of the network, thereby shielding them from its underlying complexities. Banyan believes its products provide network administrators with the ease-of-access and centralized management capabilities previously associated only with minicomputers and mainframe systems.

Banyan believes that its software architecture has enabled it to develop networking products that offer advantages over other networking products that have been designed to connect PCs within a workgroup LAN for the purpose of file and print sharing. Through its integrated set of enterprise directory services, Banyan seeks to meet the needs of the enterprise networking market with products that:

     - Provide consistency across the entire network in managing, administrating, locating and controlling access to users, resources, applications and data;

     - Permit the network to be easily reconfigured and expanded to include additional users, computers, workgroup LANs and sites;

     - Ensure the integrity and security of information distributed throughout the network;

     - Provide for integration with minicomputers and mainframes in the organization; and

     - Facilitate the development of client-server applications that support the enterprise.

The Company also believes that it was the first company to offer global directory services and that it continues to offer the most comprehensive and technically advanced set of enterprise directory services in the industry.

INTERNET PRODUCTS AND SERVICES

With the advent of increased intranet and Internet computing, and as a result of the Company's focus on Internet technology development, in 1996, the Company released products for Internet users built on the Company's traditional strengths in directory and messaging technology. The Internet versions of BeyondMail offer full-featured messaging capabilities and time-saving productivity enhancements. Switchboard is an Internet-based directory service that allows any individual with a Web browser to look up the names and street addresses of more than 106 million individuals and 11 million businesses in the United States. Switchboard users can customize their electronic listings and take advantage of enhanced privacy tools, including the "Knock-Knock" feature, which provides the first e-mail version of caller ID. This product is available at no charge to the user.

Banyan generates revenues from Switchboard through display advertisements that are integrated with its business listings, categorized to match a user's search criteria -- similar to traditional Yellow Pages telephone directories. Banyan has created a strategic sales channel for national Yellow Pages advertising by establishing agreements with leading certified marketing representatives, firms which place advertisements in traditional Yellow Pages. In December 1996, Banyan and DCI entered into an agreement under which DCI will be the exclusive sales channel for local display advertising for Switchboard. In addition, Banyan and AOL entered into an agreement in November 1996 under which AOL will be the exclusive vendor of banner advertising for Switchboard.

WINDOWS NT INTEGRATION

With the emergence of Microsoft Corporation's Windows NT operating system, the Company has released products that allow corporations to integrate Windows NT into their existing corporate networks. In March 1996, the Company introduced StreetTalk Access(TM) for Windows NT File and Print software, giving customers a smooth growth path for deploying Windows NT. The capabilities of the StreetTalk Access product are now included among the features of StreetTalk for Windows NT, introduced in September 1996. Running natively in Windows NT environments, StreetTalk for Windows NT provides organizations with a cost-effective solution to integrate their existing corporate networks with Microsoft's Windows NT operating system. In November 1996, the Company introduced Intelligent Messaging for Windows NT, which delivers highly scalable enterprise message storage and transport capabilities, providing a secure foundation for organizational communications.

KEY PRODUCTS

The Company's key products include StreetTalk for Windows NT, VINES, Intelligent Messaging and BeyondMail. In addition, the Company markets a broad range of complementary products and options for these base products. In 1996, the Company introduced several offerings for Internet users, including the Switchboard Internet directory and Internet versions of BeyondMail.

StreetTalk for Windows NT

StreetTalk for Windows NT provides directory capabilities that extend beyond individual server communities - encompassing every item and activity in the enterprise. This simplifies access to all network resources, regardless of location. The combination of Windows NT and StreetTalk for Windows NT supplies an enterprise-wide application platform and networking solution that scales to any size, including tens of thousands of users. StreetTalk also includes extensive security features. The suggested U.S. retail price for StreetTalk for Windows NT is $3,495 per server, or ranges from $2,995 for a 10-user version to $27,995 for a 500-user version.

VINES

The Company introduced the VINES networking software in 1985. VINES integrates Banyan's StreetTalk directory and a full suite of enterprise network services such as security and management into one package. VINES installs on PC servers and clients and permits users of the leading PC desktop systems - DOS, OS/2(R), Windows(R) 95, Windows NT and Macintosh(R) -to share information and computing resources with each other and with host computing environments throughout the enterprise. In September 1996, the Company introduced VINES 7.0, which offers improved performance and features. Suggested U.S. retail pricing for the current VINES product family ranges from $2,995 for a 10-user version to $49,995 for a 1,000-user version.

BeyondMail

A full-featured e-mail product, the Company believes BeyondMail is among the most advanced software available for managing information overload. With its unique rules-based agent technology, BeyondMail helps people manage information with e-mail, classifying messages intuitively in folders for instant recall and filtering out junk mail. When BeyondMail's intelligent agents are combined with easy-to-customize forms, businesses are able to automate complex procedures, such as producing database reports and routing purchase orders for approval. BeyondMail supports Windows and Macintosh clients and takes full advantage of StreetTalk and Intelligent Messaging capabilities. There are also pure Internet versions of BeyondMail available. The suggested U.S. retail price for BeyondMail ranges from $995 for a 10-user version to $8,500 for a 100-user version.

Intelligent Messaging

Intelligent Messaging is an enterprise-wide, client/server-based solution for storing and transporting messages. Tightly integrated with StreetTalk directory services, Intelligent Messaging eases use, reduces costs and facilitates the deployment of large-scale messaging networks. In November 1996, Banyan introduced Intelligent Messaging for Windows NT. The suggested U.S. retail price for Intelligent Messaging for VINES is $3,495 or ranges from $995 for a 10-user version to $8,500 for a 100-user version. The suggested U.S. retail price for Intelligent Messaging for Windows NT is $1,495 per server or ranges from $995 for a 10-user version to $8,500 for a 100-user version.

PRODUCT OPTIONS

Communications Options

In March 1996, the Company announced the expansion of its long-term strategic partnership with Attachmate Corporation. As a result of this partnership, Banyan will continue to offer certain Attachmate(R) products while Attachmate will continue to develop and deliver connectivity and software management solutions for Banyan environments. The expansion of the partnership also continues to provide a framework for future technology integration between the two companies. Through an agreement with Ipswitch, Inc., the Company also offers a suite of TCP/IP applications, providing Internet access to Banyan network environments.

CaLANdar

Banyan has partnered with Microsystems Software, Inc. to bring the sophisticated group scheduling capabilities of CaLANdar(R) to the enterprise messaging system. BeyondMail

CaLANdar features the integration of BeyondMail's rules and forms with the CaLANdar database to facilitate enterprise-wide group scheduling.

SNMP Server Agent

SNMP Server Agent improves the ability to manage network servers and the services that reside on them, enabling network managers to access more detailed, accurate and timely management information. This software resides on VINES servers.


VINES Assistant 3.0

VINES Assistant 3.0 automatically alerts the network administrator to problems on the network (for example, if a server disk exceeds a set utilization threshold). Network administrators can be notified of these alerts through an alarm console or via electronic mail.

Enterprise Backup and Restore (EBR(TM)) for VINES

EBR allows network managers to administer backups from any location, providing a network-based approach to managing data in VINES environments. This solution saves time, reduces staffing requirements and lowers hardware and software costs.

OTHER PRODUCTS AND SERVICES

Upgrades and Subscriptions

Banyan offers upgrade and subscription programs that enable its customers to migrate cost-effectively to enhanced versions of StreetTalk for Windows NT, VINES, BeyondMail and other product offerings as they become available. Customers are encouraged to purchase, for a fixed annual fee, a subscription contract for their installed Banyan products.

Network Applications

Banyan sells and supports several network applications programs which are integrated with its enterprise network services. Electronic mail applications for Intelligent Messaging are available for personal computers running DOS, OS/2 and the Macintosh operating system. A GUI-based management tool called StreetTalk Explorer is available for StreetTalk for Windows NT and VINES 7.0 products. MNET, which is sold with Banyan's network management service, is a utility program that monitors the network in real-time and allows for review of network-wide operational and performance characteristics from any networked PC, workstation or server. The VINES Assistant suite of utilities automates routine tasks of network administration, such as renaming a user or changing security privileges for a group of users or services.

Third-Party Application Software

The Company actively encourages independent software vendors, system integrators, system vendors and VARs to develop and market application software for use with StreetTalk, VINES and BeyondMail. Banyan provides developers with development tools, including documented APIs for enterprise network services, to assist them in producing programs which are integrated with Banyan's enterprise networking products. In addition, to aid these companies in marketing their products to Banyan's customer base, the Company publishes an application directory which includes more than 5,000 software programs that run in Banyan environments. Through support for emerging industry standards, the Company believes that it will greatly expand the number of applications available to its customers.

Hardware Products. Prior to 1992, Banyan manufactured and sold proprietary hardware servers which were optimized for VINES. As a result of the increased availability of industry-standard hardware servers, the Company discontinued the manufacture and marketing of its hardware server product lines in 1991. The Company continues to support customers that have installed Banyan's server products as part of their networks and accordingly offers a line of spares, memory expansion and service products to extend their functionality. Banyan also sells a line of add-on Intelligent Communications Adapter ('ICA') products. Current versions of the ICA support up to six simultaneous serial communications ports, each running any of the industry-standard synchronous or asynchronous protocols supported by Banyan. These hardware products are available for a broad range of industry-standard servers and support Banyan's wide area communications services and host connectivity protocols.

CUSTOMERS

The Company estimates that it has approximately 7,000 customers with more than
7.0 million users worldwide. Banyan's customers, which include nearly one-half of the Fortune 500 companies, typically are medium to large-size businesses, financial institutions, professional organizations, universities, government entities and not-for-profit organizations with multiple sites dispersed over wide geographic areas.

MARKETING, SALES AND DISTRIBUTION

The Company's marketing and distribution strategy focuses most of the Company's field staff on direct consultative sales to key decision makers to create product awareness and achieve design wins. Demand fulfillment is primarily accomplished through Banyan's remarketing partners. The Company's remarketing partners include aggregators (master value-added resellers that typically resell to other resellers), system integrators (organizations that integrate third party products into complete systems for sale to customers) and systems vendors (hardware manufacturers that integrate third party products into their own systems for sale to customers) that are qualified to install and support the Company's products as part of a complete network solution for the customer. Sales of products through remarketing partners accounted for approximately 80%, 90% and 82% of the Company's revenues in 1996, 1995 and 1994, respectively. The Company also sells products directly through its own sales force to certain large end-user customers.

The Company's remarketing partners in the Americas as of December 31, 1996 include three aggregators and 865 channel partner sales sites. Banyan has established authorization levels (Premier Network Integrator, Authorized Network Integrator, as well as authorization levels for and messaging resellers) to distinguish each reseller organization's expertise in working with the Company's products, as well as their overall network design, certified support centers, training, and global support. The Company's aggregators are InaCom Corporation, Ingram Micro and Information Access Inc.

In February 1997, the Company announced a new user-based pricing program, which was designed to provide greater flexibility for platform deployment and a simplified purchasing process. This user-based licensing provides an alternative to Banyan's previous server-based licensing, allowing customers to choose the most appropriate pricing model.

In 1996, the Company continued its efforts to reduce worldwide inventories of its third-party remarketing partners. During 1996, this initiative decreased worldwide inventories by approximately $15.0 million, including a $9.0 million reduction in the fourth quarter of 1996.

The Company's international sales currently are made primarily through distributors in 75 countries. These distributors provide products, technical support and follow-on service to local resellers, which in turn serve end-user customers. The Company estimates that its resellers had approximately 300 international sales sites as of December 31, 1996. International sales accounted for 24%, 23% and 19% of the Company's revenues in 1996, 1995 and 1994, respectively. See Note N to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders, for information as to the Company's revenues attributable to each of the Company's geographic areas during the past three fiscal years.

During 1996, the Company's international distribution activities continued to be augmented by a joint venture in Japan as well as two OEM agreements. During 1995, the Company had entered into a joint venture with Marubeni Corporation and Nippon Telegraph and Telephone. At December 31, 1996, these Japanese companies held a 33% equity interest in Nippon Banyan Systems Kabushiki Kaisha (NBSKK), a subsidiary of the Company. See Note P to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders. In addition, the Company has OEM relationships with Hitachi and Siemens Nixdorf, which includes development, reproduction and support.

The Company actively supports its resellers and other partners with its own experienced sales and marketing organization. The Company's sales staff solicits prospective customers, provides technical advice with respect to Banyan's products and works closely with the particular Banyan reseller through which the customer desires to purchase its networking products. The Company believes that the active participation of its sales staff in the selling process, in conjunction with the efforts of its resellers, is necessary in order to provide customers with the level of support required for the implementation of enterprise networks. Banyan conducts its sales and marketing activities from its principal offices in Westboro, Massachusetts as well as 26 other North American sales offices and 12 international offices located in Australia, Belgium, Chile, Peoples Republic of China, France, Germany, Hong Kong, Japan, South Korea, Malaysia, The Netherlands and the United Kingdom. As of December 31, 1996, the Company's sales and marketing organization consisted of 277 employees, of which 185 were in the North American group and 92 were in the international group.

The Company also has entered into sales and support alliances with various system vendors, including Wang, Hewlett Packard, NCR and Digital Equipment Corporation. These vendors resell and support Banyan's products within their customer base. Companies with which Banyan has established support arrangements include NCR, Cabletron, Dell, Digital, Hewlett Packard, IBM, Proteon, Oracle, Compaq, Novell, Cisco and Microsoft. Under these alliances, Banyan and its partners exchange regularly updated technical information and offer mutual access to technical support centers, training and advanced technical engineers in order to facilitate problem resolution for customers with multi-vendor networks.

For the years ended 1996 and 1995, Inacom Corporation accounted for approximately 11% and 16% of the Company's revenue respectively. In 1994, Intelligent Electronics, InaCom Corporation and MicroAge Computer Centers accounted for approximately 13%, 12% and 11%, respectively, of the Company's revenues. In 1996, 1995 or 1994, no other customer or reseller accounted for more than 10% of the Company's revenues.

Delivery lead times for the Company's products are typically short and, consequently, substantially all of the Company's revenues in each quarter result from orders received in that quarter. Accordingly, the Company does not maintain any significant backlog and believes that its backlog at any given point in time is not a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's results of operations. The Company's backlog of product orders at December 31, 1996 was immaterial.

CUSTOMER SUPPORT, SERVICE AND TRAINING

A key element of the Company's strategy is to assure that customers are provided with the technical support, training and consulting services required to build, manage and optimize the network environment using Banyan products. The Company provides these services primarily to its partners which in turn are responsible for providing direct service to end users. At December 31, 1996 the Company had a total of 77 employees in Customer Services.

The Company maintains technical response centers in Westboro, Massachusetts, Crawley, England and Sydney, Australia. These centers provide technical telephone support, on-line access and, to a lesser extent, on-site support. In addition, pre-sales and post-sales support for partners and end users is provided through field systems consultants.

The Company offers a wide range of training programs for partners and end users. Training is offered at the Westboro headquarters, as well as regional sites in North America, England and Australia. On-site training classes are also offered at partner's sites as well as end user locations. In addition, there are 68 worldwide Banyan Certified Education Centers which conduct training classes for users and administrators of Banyan products.

In 1996, a Professional Services organization was established within its Customer Services division. The Professional Services organization includes the new consulting services function as well as the established education services business. Consulting is an integrated component of Banyan's corporate business that offers customers and partners optional services that can be used to optimize and/or customize Banyan products to better meet their needs. These services are offered as package services as well as customized consulting services.

PRODUCT DEVELOPMENT

The Company believes that its future success will depend in large part on its ability to enhance and broaden its existing product lines to meet the evolving needs of the enterprise network computing market and to continue developing and delivering new open standards-based product offerings, including Internet-related solutions. The Company's development efforts are currently focused on enhancing the performance and functionality of its existing StreetTalk for Windows NT, VINES, Intelligent Messaging and BeyondMail families of products, expanding its offering of standards based enterprise network services, and new products and applications for the Internet market, particularly its Switchboard offering. In addition, the Company anticipates expending significant resources in the continued translation and localization of its product offerings in 1997.

As of December 31, 1996, Banyan had approximately 186 employees engaged in research and development, test and quality assurance and technical documentation. In 1996, 1995 and 1994, Banyan's product development expenditures totaled $21.9 million, $24.5 million and $20.5 million, respectively. During 1997, the Company anticipates continued significant investment in product development.

MANUFACTURING

The Company's software products are distributed as object code on CD-ROM and standard magnetic diskettes. Included with the software products are security codes and documentation, which is available on CD-ROM as well as in print. In general, the Company duplicates all software diskettes in house. Most of the CD-ROM replication is done by outside vendors, with the ability to produce smaller volume production runs in-house. From its Manufacturing & Distribution facility in Westboro, Massachusetts, Banyan ships products worldwide through authorized network integrators, resellers and international distributors

COMPETITION

The networking software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company competes with a number of companies, including Novell, IBM, Microsoft and Digital Equipment Corporation, which have substantially greater development, marketing, sales and financial resources, distribution infrastructure, customer support organizations and name recognition than those of the Company.

The Company believes principal competitive factors affecting the market for its products include product functionality, performance, quality, reliability and ease of use; quality of customer training and support; vendor reputation and price. The Company believes that competition in the industry is likely to intensify as current competitors expand their product lines and new companies enter the market. The Company's future success will depend in part on its ability to respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product and support offerings, as well as its marketing programs.

PROPRIETARY RIGHTS AND LICENSES

The Company does not currently hold any patents and currently relies upon a combination of copyright, trademark and trade secret laws and contractual provisions to establish and maintain its proprietary rights to its products.
The Company believes that because of the rapid pace of technological change in the networking and computer industries, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements, and the timeliness and quality of support services provided by the Company.

EMPLOYEES

At December 31, 1996, the Company employed 646 persons, including 277 in sales, marketing and related activities, 186 in research and development, 77 in customer support and education, 21 in manufacturing, and 86 in finance, administration, and human resources. The Company has no collective bargaining agreement with its employees. The Company believes that its relations with its employees are good.

ITEM 2.        PROPERTIES

The Company's principal administrative, sales and marketing, research and development, manufacturing and support facilities are located in Westboro, Massachusetts and consist of approximately 170,000 square feet under leases that expire at various times, from December 31, 1997 through September 30, 2005, with an aggregate annual base rent of approximately $920,000. In addition, the Company leases and occupies approximately 26,000 square feet of research and development space in Waltham, Massachusetts under a lease that expires on

February 27, 1999. The Company leases and occupies sales offices in 36 additional locations throughout the United States, Canada, South America, Europe, Asia, Japan and Australia.

ITEM 3.        LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers as of March 27, 1997 were as follows:

NAME                                                    AGE          POSITION

William P. Ferry                                         44          President and Chief Executive Officer

Robert D. Burke                                          42          Senior Vice President, Worldwide Sales and Service

Jeffrey D. Glidden                                       46          Senior Vice President, Administration,
                                                                     and Chief Financial Officer

Ann Smith                                                44          Vice President, Human Resources

Richard M. Spaulding                                     37          Vice President, Finance, and Treasurer

Mr. Ferry was named President and Chief Executive Officer of the Company in February 1997. He also is a Director of the Company. Prior to joining Banyan, Mr. Ferry was President of Wang Laboratories, Inc.'s Services Division. During his six years at Wang, Mr. Ferry's other positions included Senior Vice President and General Manager of Wang's North American Operations, Senior Vice President and General Manager of Europe, Africa and Middle East Operations, Senior Vice President and General Manager of the OFFICE 2000 Business Unit and Senior Vice President of Applications and Professional Services. Mr. Ferry's professional experience also includes executive positions at Digital Equipment Corporation and Texas Instruments.

Mr. Burke, Senior Vice President, Worldwide Sales and Service, joined the Company in March 1997. Prior to joining Banyan, Mr. Burke served as Vice President, Worldwide Systems Integration, of Digital Equipment Corporation's System Integration Business. During his twenty-one years at Digital, Mr. Burke's other positions included Vice President, Systems Integration Practice, Vice President, Digital Consulting U.S. Group, Vice President, U.S. Professional Services/Systems Integration and Vice President, Digital Services.

Mr. Glidden, Senior Vice President, Administration, and Chief Financial Officer, joined the Company in July 1991. Prior to joining Banyan, he served as Vice President at Altwell Group, Inc., a financial advisory services company, from December 1989 until June 1991 and as Vice President and Treasurer of Imagitex, Inc., an image processing hardware and software systems manufacturing company, from November 1982 until November 1989.

Ms. Smith, Vice President, Human Resources, joined the Company in 1995. Prior to joining Banyan, she served as Human Resource Director for Harvard Community Health Plan, a health services provider from March 1993 to June 1995. From September 1989 to March 1993, Ms. Smith served as Human Resources Director of Motorola Codex, a networking company. From August 1980 to September 1989, Ms. Smith held a number of positions in human resources at Data General Corporation, a manufacturer of computer hardware.

Mr. Spaulding, Vice President, Finance, and Treasurer, joined the Company in September 1990. Prior to joining Banyan, he served in a number of senior financial management positions with C. R. Bard, Inc., a medical products provider from June 1985 to September 1990. From June 1983 to June 1985, Mr. Spaulding was a Certified Public Accountant with Arthur Andersen & Company.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Except as set forth below, information with respect to this item may be found in the section captioned "Quarterly Financial Information" appearing in the Annual Report to Shareholders. The Company did not sell any equity securities during 1996 that were not registered under the Securities Act. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information with respect to this item may be found in the section captioned "Selected Financial Data" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item may be found on pages 21 through 35, and in the section captioned "Quarterly Financial Information", appearing in the Annual Report to Shareholders and in the consolidated financial statements and schedules referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided below, information with respect to this item will appear in the sections captioned "Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 1997 Proxy Statement and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Other Matters" appearing in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 1997 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Other
Matters" appearing in the 1997 Proxy Statement.   Such information is
incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

     1. The financial statements listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

     2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

     3. The exhibits listed in the Exhibit Index filed with or incorporated into this Annual Report on Form 10-K.

(B) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1996.

SCHEDULE II

                          BANYAN SYSTEMS INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)




                                      BALANCE AT       ADDITIONS
                                     BEGINNING OF    CHARGED TO COSTS                     BALANCE OF
        DESCRIPTION                     PERIOD         AND EXPENSES      DEDUCTIONS      END OF PERIOD
        -----------                  ------------    ---------------     ----------      -------------
Year ended December 31, 1996:

    Reserve for price, sales and       $5,636           $8,712            $7,180              $7,168
      doubtful account allowance


Year ended December 31, 1995:

    Reserve for price, sales and       $6,596           $4,965            $5,925              $5,636
      doubtful account allowance


Year ended December 31, 1994:

    Reserve for price, sales and       $3,450           $6,516            $3,370              $6,596
      doubtful account allowance




                       REPORT  OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Banyan Systems Incorporated has been incorporated by reference in this Form 10-K from page 37 of the 1996 Annual Report to Shareholders of Banyan Systems Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    /s/ Coopers & Lybrand L.L.P.
                                    COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 31, 1997

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997               BANYAN SYSTEMS INCORPORATED
       --------------



                                    /s/ Richard M. Spaulding
                                    -------------------------------------
                                    By: Richard M. Spaulding
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                   Title                                  Date
-----                                                  ------                                 -----

/s/ William P. Ferry                    President and Chief Executive Officer                 March 27, 1997
------------------------------------    (Principal Executive Officer)                         --------------
William P. Ferry

/s/ Jeffrey D. Glidden                  Sr. Vice President, Administration                    March 27, 1997
------------------------------------    and Chief Financial Officer                           --------------
Jeffrey D. Glidden                      (Principal Financial Officer)

/s/ Richard M. Spaulding                Vice President, Finance and Treasurer                 March 27, 1997
------------------------------------    (Principal Accounting Officer)                        --------------

/s/ John F. Burton                      Chairman of the Board of Directors                    March 27, 1997
------------------------------------                                                          ---------------
John F. Burton

/s/ G. Leonard Baker, Jr.               Director                                              March 27, 1997
------------------------------------                                                          --------------
G. Leonard Baker, Jr.

/s/ A. Peter Hamilton                   Director                                              March 27, 1997
------------------------------------                                                          --------------
A. Peter Hamilton

/s/ David C. Mahoney                    Vice Chairman of the Board of Directors               March 27, 1997
------------------------------------                                                          --------------
David C. Mahoney

/s/ Fontaine K. Richardson              Director                                              March 27, 1997
------------------------------------                                                          --------------
Fontaine K. Richardson

 /s/ David N. Strohm                    Director                                              March 27, 1997
------------------------------------                                                          --------------
David N. Strohm

                                 EXHIBIT INDEX
 EXHIBIT
 NUMBER      TITLE OF DOCUMENT
 ------      -----------------


 3.1(1) Second Amended and Restated Articles of Organization of the Company.

 3.2(2)      Amended and Restated By-Laws of the Company.

 +10.1(3)    Second Amended and Restated 1984 Incentive Stock
             Option Plan.

 +10.2(3)    Second Amended and Restated 1984 Non-Qualified Stock
             Option Plan.

 +10.3(17)   1992 Stock Incentive Plan, as amended.

 +10.4(2)    1992 Director Stock Option Plan.

 +10.5(17)   1996 Officer Merit and Profit Sharing Programs.

 +10.6 Consulting Services Agreement, dated as of November 11, 1996, between the Company and Burton Technology Partners, Ltd.

 +10.7 Employment Agreement, dated February 4, 1997, between the Company and William P. Ferry.

 +10.8(2) Employment Letter, dated May 31, 1991, between the Company and Jeffrey D. Glidden.

 10.9(2) Commitment Letter, dated as of May 5, 1992, between the Company and Silicon Valley Bank.

 10.9A(7) Amendment to Commitment Letter, dated May 5, 1994, between the Company and Silicon Valley Bank.

 10.9B(12)   Amendment to Commitment Letter, dated May 5, 1995, between the
             Company and Silicon Valley Bank.

 10.9C(15)   Amendment to Commitment Letter, dated May 5, 1996, between the
             Company and Silicon Valley Bank.

 10.10(2) Real Estate Sublease, dated June 19, 1991, as amended to date, between the Company and Sytron Corporation.

 10.11(2) Lease Agreement dated April 21, 1989, as amended to date, between the Company and CB Westboro C Limited Partnership, a Texas Limited Partnership.

 10.11A(5)   Amendment to Lease Agreement, dated April 21, 1993, between the Company and CB Westboro C Limited Partnership, a Texas
             Limited Partnership.

 EXHIBIT
 NUMBER      TITLE OF DOCUMENT
 -------     -----------------


 10.11B(13)  Amendment to Lease Agreement, dated April 21, 1993, between the Company and Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

 10.12(2) Lease Agreement dated November 14, 1986, as amended to date, between the Company and Aetna Real Estate Associated, L.P. (as assignee of Flanders Realty Trust).

 10.12A(5)   Amendment to Lease Agreement, dated April 21, 1993, between the
             Company and Aetna Real Estate, L.P. (as assignee of Flanders
             Realty Trust).

 10.13       (reserved)

 10.14(2) Lease, dated July 26, 1989 among the Company, Banyan Systems (UK) Limited and Grosvenor Square Properties Developments Limited.

 10.15       (reserved)

 10.16       (reserved)

 10.17(2) Registration Rights Agreement, dated as of October 19, 1984, as amended to date, among the Company and the parties named in Schedules A and B attached thereto.

 10.18(2) Non-exclusive Reseller Agreement, dated July 15, 1990, between the Company and Wang Laboratories, Inc.

 10.19(2) OEM Sales Agreement (Comm Server), dated as of October 1, 1991, between the Company and Digital Communications Associates, Inc. (including the Master Software Contract dated as of October 1, 1991, as amended to date, between such parties).

 10.20A(2)   Amendment to Master Software Contract, dated July 29, 1992, between the Company and Digital Communications Associates, Inc.

 10.21       (reserved)

 10.22(2) National Reseller Agreement, dated as of March 29, 1990, between the Company and InaCom Corporation.

 10.23(4) Lease agreement, dated March 29, 1993, between the Company and Westboro Limited Partnership, a Maryland Partnership.

 10.24       (reserved)

 10.25       (reserved)

 EXHIBIT
 NUMBER      TITLE OF DOCUMENT
 ------      -----------------

 10.26(6) Software Porting and Licensing Agreement, dated as of July 1993, between the Company and Legato Systems Incorporated.

 10.27(9) Merger Agreement, dated as of January 31, 1994, between the Company and Beyond Incorporated.

 10.28       (reserved)

 10.29       (reserved)

 10.30       (reserved)

 10.31       (reserved)

 10.32       (reserved)

 10.33       (reserved)

 10.34       (reserved)

 +10.35(10)  Severance Agreement, dated January 30, 1995, between the Company and A. Peter Hamilton.

 10.36(11)   Joint Venture Agreement, dated March 22, 1995, between the Company and Marubeni Corporation.

 10.36A(13)  Joint Venture Agreement, dated June 15, 1995, between and among, the Company, Marubeni Corporation and NTT Advanced Technology Corporation.

 10.37       (Reserved)

 10.38(14)   Software Assets Purchase Agreement, dated as of February 28, 1996, by and between the Company and Toucan Software, Inc.

 +10.39(15)  Separation Agreement and Release and Waiver of Claims, dated May 6,
             1996, between the Company and John Curtis.

 +10.40(16)  Separation Agreement and Release and Waiver dated November 1, 1996, of Claims, between the Company and John M. Paul.

 +10.41 Senior Executive Termination Benefits Agreement, dated November 25, 1996, between the Company and Jeffrey D. Glidden.

 10.42 Senior Executive Termination Benefits Agreement, dated January 15, 1997, between the Company and Richard M. Spaulding.

 10.43 Senior Executive Termination Benefits Agreement, dated January 28, 1997, between the Company and Ann Smith.

 13 Selected portions of Annual Report to Shareholders for the year ended December 31, 1996 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

 21          Subsidiaries of the Company.

 23          Consent of Coopers & Lybrand L.L.P

 27          Financial Data Schedule.

  + Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
  (1) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-8 (File No. 33-54140).
  (2) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-1 (File No. 33-49194).
  (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
  (4) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.
  (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
  (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
  (7) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
  (8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
  (9) Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 28, 1994.
  (10) Incorporated herein by reference to the exhibits to the Company's
       Annual Report on  Form 10-K for the fiscal year ended December 31, 1994.
  (11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
  (12) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
  (13) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
  (14) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.
  (15) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.
  (16) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.
  (17) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.