Form 10-Q
period 1997-03-31
BANYAN SYSTEMS INC
filed 1997-05-15
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter ended March 31, 1997             Commission File Number 0-20364

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

Yes     X          No
      -----           ------

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997:

              Class                              Number of Shares Outstanding
              -----                             -----------------------------
Common Stock, par value $.01 per share                   17,306,153

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                           PAGE NUMBER
                                                                           -----------
PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                  3
                   March 31, 1997 and December 31, 1996

                   Consolidated Statements of Operations                        4
                   Three months ended March 31, 1997 and 1996

                   Consolidated Statements of Cash Flows                        5
                   Three months ended March 31, 1997 and 1996

                   Notes to Consolidated Financial Statements                   6

         Item 2.   Management's Discussion and Analysis of Financial            7
                   Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                            11


SIGNATURE                                                                      12

EXHIBIT INDEX                                                                  13

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                 ASSETS                                               March 31, 1997   December 31, 1996
                                                                      ---------------  ------------------
 Current assets:
    Cash and cash equivalents                                               $  4,342         $     8,314
    Restricted cash and cash equivalents                                       1,334               2,299
    Marketable securities                                                      7,226               4,139
    Accounts receivable, less allowances of  $5,101 and $7,168                18,377              19,754
    Inventories                                                                1,831               2,863
    Software licenses                                                          1,930               3,016
    Other current assets                                                       3,645               3,368
                                                                            --------         -----------
         Total current assets                                                 38,685              43,753
Property and equipment:
    Computers and peripherals                                                 25,021              24,885
    Equipment                                                                 11,409              11,434
    Furniture and fixtures                                                     4,459               4,645
    Leasehold improvements                                                     4,540               4,655
                                                                            --------         -----------
         Total                                                                45,429              45,619
    Less accumulated depreciation and amortization                            33,587              32,054
                                                                            --------         -----------
         Property and equipment, net                                         11,842               13,565

Marketable securities                                                              -               4,436
Other assets, net of accumulated amortization of $4,949 and $5,661             7,722               7,778
                                                                            --------         -----------
         Total assets                                                       $ 58,249         $    69,532
                                                                            ========         ===========
                  LIABILITIES
Current liabilities:
    Accounts payable                                                        $  1,677         $     3,633
    Accrued compensation                                                       4,138               6,338
    Accrued expenses                                                           7,601               7,629
    Accrued costs for restructuring and other charges                          2,504               4,908
    Income taxes payable                                                         218                 212
    Software licenses payable, current portion                                 1,337               1,581
    Note payable                                                               1,094               1,079
    Deferred revenue                                                          20,736              19,886
                                                                            --------         -----------
         Total current liabilities                                            39,305              45,266
Software licenses payable, non-current                                           590                 590
Minority interest in consolidated subsidiary                                   3,108               3,354
                   STOCKHOLDERS'  EQUITY

Common stock, $.01 par value; authorized 25,000,000 shares; issued
 and outstanding 19,154,153 and 18,996,882 shares                                194                 190
Preferred stock, $.01 par value; authorized 1,000,000 shares; none                 -                   -
 issued and outstanding
Additional paid-in capital                                                    65,892              64,581
(Accumulated deficit)                                                        (22,184)            (15,792)
Treasury stock at cost; 1,848,000 common shares                              (28,564)            (28,564)
Foreign currency translation adjustment                                          (33)                (23)
Unrealized (loss) on investments                                                 (59)                (70)
                                                                            --------         -----------
         Total stockholders' equity                                           15,246              20,322
                                                                            --------         -----------
         Total liabilities and stockholders' equity                         $ 58,249         $    69,532
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

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            Three Months Ended
                                                March 31,
                                           --------------------
                                             1997       1996
                                           ---------  ---------

Revenues:
 Software                                   $16,265    $24,931
 Support and training                         3,653      4,469
 Hardware                                       113        532
                                            -------    -------

   Total revenues                            20,031     29,932

Cost of revenues:
 Software                                     2,548      2,515
 Support and training                         2,763      3,273
 Hardware                                        50        183
                                            -------    -------

   Total cost of revenues


Gross margin                                 14,670     23,961

Operating expenses:
 Sales and marketing                         12,982     15,179
 Product development                          4,728      5,333
 General and administrative                   3,348      3,100
                                            -------    -------
   Total operating expenses                  21,058     23,612
                                            -------    -------

(Loss)/income from operations                (6,388)       349

Other income (expense):
 Interest income                                142        335
 Interest expense                               (24)       (21)
 Other, net                                     (32)       (87)
                                            -------    -------
   Total other income (expense)                  86        227
                                            -------    -------

(Loss)/income before income taxes            (6,302)       576
Provision for income taxes                       90        207
                                            -------    -------
Net (loss)/income                           $(6,392)   $   369
                                            =======    =======

Net (loss)/income per share                  $(0.37)     $0.02
                                            =======    =======

Weighted average number of common            17,251     17,275
                                            =======    =======
 and dilutive common equivalent shares
 outstanding

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                             Three Months Ended March 31,
                                                                                             -----------------------------
                                                                                                 1997             1996
                                                                                             ---------------  ------------
Cash flows from operating activities:
 Net (loss)/income                                                                            $(6,392)           $   369
 Adjustments to reconcile net (loss)/income to net cash (used in) operating activities:
  Depreciation and amortization                                                                 2,213              1,683
  Noncash charges-issuance of stock                                                               721                  -
  Changes in operating assets and liabilities:
   Decrease/(increase) in accounts receivable                                                   1,348             (5,449)
   Decrease in inventories                                                                      1,029                352
   Decrease in other current assets                                                               572                139
   (Decrease) in other liabilities                                                               (231)               (98)
   (Decrease) in accounts payable and accrued compensation and expenses                        (3,964)            (2,273)
   (Decrease) in accrued costs for restructuring and other charges                             (1,771)            (5,524)
   (Decrease) in software licenses payable, net                                                  (244)              (240)
   Increase in income taxes payable                                                                 6              1,651
   (Increase) in other non current assets                                                        (207)                 -
   Increase in deferred revenue                                                                   863              3,877
                                                                                              -------            -------
 Net cash (used in) operating activities                                                       (6,057)            (5,513)

Cash flows from investing activities:
 Capital expenditures                                                                            (403)            (1,247)
 Minority interest equity investments                                                               -                 95
 Capitalization of software costs                                                                (323)              (524)
 Acquisition of software licenses                                                                   -               (725)
 Proceeds from/(purchases of) marketable securities, net                                        1,360              4,648
                                                                                              -------            -------
 Net cash provided by investing activities                                                        634              2,247

Cash flows from financing activities:
 Proceeds from stock plan purchases and stock options                                             594                106
                                                                                              -------            -------
 Net cash provided by financing activities                                                        594                106

Effect of exchange rate changes on cash and cash equivalents                                     (108)               (18)
                                                                                              -------            -------

Net decrease in cash and cash equivalents                                                      (4,937)            (3,178)
Cash and cash equivalents at beginning of the period                                           10,613             12,398
                                                                                              -------            -------
Cash and cash equivalents at end of the period                                                $ 5,676            $ 9,220
                                                                                              =======            =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 1997, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.


B.   INVENTORIES:

     Inventories consist of the following at:
        (in thousands)                        March 31, 1997  December 31, 1996
                                              --------------  -----------------

     Purchased parts                                $  866             $  989
     Work in process                                   314                313
     Finished goods                                    651              1,561
                                                    ------             ------
                                                    $1,831             $2,863
                                                    ======             ======

C.   NEW ACCOUNTING PRONOUNCEMENT:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS"), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. The Company is currently assessing the impact of SFAS 128.


D.   SUBSEQUENT EVENT:

     On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company expects to record pre-tax restructuring and other charges of approximately $10,000,000 to $13,000,000 in the quarter ending June 30, 1997. The restructuring and other charges will provide for severance costs related to the reduction of approximately 25% of the Company's workforce and costs related to facility and product line consolidations.

                          BANYAN SYSTEMS INCORPORATED
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month periods ended March 31, 1997 and 1996 were $20.0 million and $29.9 million, respectively. This decrease was due to lower software and support and training revenues as well as expected declines in hardware revenues due to the continued phase-out of the Company's hardware business. The Company's software revenues decreased by 35% compared to the corresponding period in 1996 to $16.3 million. The decline in software revenues in 1997 was attributable primarily to lower levels of sales of messaging products, as a result of delays in delivery of new versions of BeyondMail IM, and the Company's current VINES offerings. The revenues in the three-month period ended March 31, 1997 were affected by several customer purchasing delays due to general uncertainty resulting from the transition in senior management. Support and training revenues decreased by 18% compared to the corresponding period in 1996 to $3.7 million. The decline in support and training revenues was attributable primarily to lower revenues from education services due to delays in new product offerings. International revenues for the three-month periods ended March 31, 1997 and 1996 were $6.2 million and $7.0 million, respectively. This decrease was primarily due to lower revenues from messaging products. International revenues accounted for 31% of total revenues for the three-month period ended March 31, 1997, compared with 23% for the corresponding period in 1996.

Gross margins for software were $13.7 million, or 84%, for the three-month period ended March 31, 1997, compared with $22.4 million, or 90%, for the corresponding period in 1996. The decrease in gross margin percentage was primarily due to the absorption of overhead costs on lower levels of sales. The decrease in gross margin dollars was due to lower sales volume.

Gross margins for support and training were $0.9 million, or 24%, for the three-month period ended March 31, 1997, compared with 27%, or $1.1 million, for the corresponding period in 1996. The decrease in gross margin percentage was primarily due to the absorption of overhead costs on lower revenues. The decrease in gross margin dollars was due to lower revenues from education classes.

Sales and marketing expenses decreased 14% to $13.0 million for the three-month period ended March 31, 1997, compared to the same period in 1996. This decrease was primarily due to lower sales staffing and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended December 31, 1996. Additionally, variable sales costs, including commissions, decreased due to lower revenues in the quarter ended March 31, 1997 when compared to the corresponding period in the prior year. Sales and marketing expenses as a percentage of revenues were 65% and 51% for the three-month periods ended March 31, 1997 and 1996, respectively.

Product development expenses decreased 11% to $4.7 million for the three-month period ended March 31, 1997, compared to the corresponding period in 1996. This decrease was primarily due to lower headcount in the quarter ended March 31, 1997 when compared to the corresponding period in the prior year as a result of the Company's reorganization in the quarter ended December 31, 1996. The Company continues to focus its product development resources on its enterprise network services offerings, particularly the Windows NT-based products and BeyondMail products. Additionally, the Company has maintained its investment in Internet-related product initiatives, particularly Switchboard Incorporated technology and services.

Product development expenses as a percentage of revenues were 24% and 18% for the three-month periods ended March 31, 1997 and 1996, respectively. Software costs of $324,000 and $524,000 were capitalized for the three-month periods ended March 31, 1997 and 1996, respectively. The amounts capitalized represented 6% and 9% of product development expenditures for each of the three-month periods ended March 31, 1997 and 1996, respectively.

General and administrative expenses increased 8% to $3.3 million for the three-month period ended March 31, 1997, compared to the same period in 1996. This increase was primarily attributable to a one-time non cash charge of $721,000 for common stock issued as an executive signing bonus, offset in part by lower administrative and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended December 31, 1996. General and administrative expenses as a percentage of revenue were 17% and 10% for the three-month periods ended March 31, 1997 and 1996, respectively.

Interest income was $142,000 and $335,000 for the three-month periods ended March 31, 1997 and 1996, respectively. This decrease was due to lower levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month period ended March 31, 1997 due to the Company's net operating loss. The effective tax rate for the three-month period ended March 31, 1996 was 36%.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business expectations, consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the factors listed under "Factors Affecting Future Operating Results" in the Company's 10-K for the year ended December 31, 1996, which are incorporated herein by reference, as well as the following factors:

In 1996, the Company announced a reorganization of its operations, including the search for a new president and chief executive officer and a reduction of approximately 15% of its work force. The Company also reduced worldwide channel inventories of its distribution partners by approximately $9.0 million in the quarter ended December 31, 1996, which contributed to a decline in software revenues and a net operating loss in the quarter ended December 31, 1996.
In the second quarter of 1997, following the hiring of the new president and chief executive officer, the Company announced a reorganization of its operations. As a result of the reorganization the Company expects to record pre-tax restructuring and other charges of approximately $10.0 million to $13.0 million in the quarter ending June 30, 1997. The restructuring and other charges will provide for severance costs related to the reduction of approximately 25% of the Company's workforce and costs related to facility and product line consolidations. There can be no assurance the planned reorganization will be successfully implemented. The Company's future success will depend on its ability to retain its key employees and attract new employees, and there can be no assurance it will be able to do so.

In 1996 and the first quarter of 1997, a majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1996 and the first quarter of 1997, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future. The Company's future success will depend on its ability to retain its key employees and attract new employees, and there can be no assurance it will be able to do so.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company's results in 1996 and the first quarter of 1997 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. On September 30, 1996, the Company introduced StreetTalk for Windows NT, which integrates the Windows NT operating system into a VINES network. Failure of this product to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from a $1.5 million deficit at December 31, 1996 to a $0.6 million deficit at March 31, 1997. At March 31, 1997, cash and cash equivalents combined with short-term and long-term marketable securities were $12.9 million, compared with $19.2 million at December 31, 1996. Cash and cash equivalents decreased $4.9 million resulting in a cash balance of $5.7 million at March 31, 1997. This decrease was due principally to the net loss in the quarter, $3.9 million decrease in accounts payable and accrued expenses and $1.8 million in restructuring and other charges, offset in part by a $1.4 million decrease in accounts receivable, $1.4 million in proceeds from sales of marketable securities, $1.0 million decrease in inventories and various other operating, investing and financing activities.

On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company expects to record pre-tax restructuring and other charges of approximately $10.0 million to $13.0 million in the quarter ending June 30, 1997. The restructuring and other charges will provide for severance costs related to the reduction of approximately 25% of the Company's workforce and costs related to facility and product line consolidations. The restructuring charge is expected to use cash of approximately $3.0 million to $4.0 million.

In the quarter ended December 31, 1996, the Company recorded a restructuring charge of $5.5 million. Management believes that the liability balance is adequate to cover future expenditures associated with the restructuring charge. The restructuring charge is expected to use cash of approximately $3.6 million, of which $2.0 million had been expended through March 31, 1997.

The Company had a $10 million line of credit that expired in May 1997.The line provided for borrowings to be made at the bank's prime rate. At March 31, 1997, the Company had no borrowings under this line of credit. The Company is negotiating to renew the line of credit and is also considering alternative sources of financing. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and an available line of credit, will be sufficient to fund the Company's operations through at least 1997. There can be no assurance, however, that the Company will be able to renew its line of credit or establish a new line of credit or an alternative source of financing. If the Company fails to obtain such financing, the Company could require additional cash to fund operations prior to the end of 1997. In addition, if revenues during the remainder of 1997 are lower than expected, the Company could require additional cash to fund operations prior to the end of 1997. There can be no assurance that such funds would be available on commercially reasonable terms, if at all.

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



                               BANYAN SYSTEMS INCORPORATED



Date:   May 13, 1997           By:  /s/ Richard M. Spaulding
                                    ------------------------
                                    Richard M. Spaulding
                                    Vice President, Finance and Treasurer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                   TITLE OF DOCUMENT
--------------                   -----------------


10.44 Loan Document Modification Agreement, dated as of March 28, 1997, by and between the Company and Silicon Valley Bank.

27                               Financial Data Schedule.