Form 10-Q
period 1997-06-30
BANYAN SYSTEMS INC
filed 1997-08-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


    For the quarter ended June 30, 1997      Commission File Number 0-20364

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

Yes     X          No  ________
        -
Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

           Class                           Number of Shares Outstanding
           -----                           -----------------------------
Common Stock, par value $.01 per share             17,306,253

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets                               3
                 June 30, 1997 and December 31, 1996

                 Consolidated Statements of Operations                     4
                 Three and Six months ended June 30, 1997 and 1996

                 Consolidated Statements of Cash Flows                     5
                 Six months ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements                6

        Item 2.  Management's Discussion and Analysis of Financial         7
                    Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders     11

         Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURE                                                                 12

EXHIBIT INDEX                                                             13


This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business and the Company's liquidity and capital resources for the remainder of 1997. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                 ASSETS                   June 30, 1997   December 31, 1996
                                          --------------  ------------------
Current assets:
  Cash and cash equivalents                    $  6,699         $     8,314
  Restricted cash and cash
   equivalents                                        -               2,299
  Marketable securities                           5,857               4,139
  Accounts receivable, less
   allowances of  $5,095 and $7,168              11,642              19,754
  Inventories                                     1,203               2,863
  Software licenses                                  53               3,016
  Other current assets                            2,828               3,368
                                               --------         -----------
         Total current assets                    28,282              43,753
Property and equipment:
  Computers and peripherals                      24,824              24,885
  Equipment                                       9,706              11,434
  Furniture and fixtures                          3,325               4,645
  Leasehold improvements                          5,143               4,655
                                               --------         -----------
      Total                                      42,998              45,619
  Less accumulated depreciation and
   amortization                                  35,073              32,054
                                               --------         -----------
      Property and equipment, net                 7,925              13,565



Marketable securities                                 -               4,436
Other assets, net of accumulated
 amortization of $4,931 and $5,661                5,952               7,778
                                               --------         -----------
             Total assets                      $ 42,159         $    69,532
                                               ========         ===========
           LIABILITIES
Current liabilities:
  Accounts payable                                1,789               3,633
  Accrued compensation                            4,539               6,338
  Accrued expenses                                7,388               7,629
  Accrued costs for restructuring
   and other charges                              4,579               4,908
  Income taxes payable                              290                 212

  Software licenses payable,
   current portion                                    -               1,581
  Note payable                                    1,109               1,079
  Deferred revenue                               18,005              19,886
                                               --------         -----------
        Total current liabilities                37,699              45,266
Software licenses payable, non-current              590                 590
Minority interest in consolidated
 subsidiaries                                     3,000               3,354

STOCKHOLDERS'  EQUITY
Common stock, $.01 par value;
 authorized 25,000,000 shares; issued
 and outstanding 19,154,253 and
 18,996,882 shares                                  192                 190

Preferred stock, $.01 par value;
 authorized 1,000,000 shares; none
 issued and outstanding                               -                   -

Additional paid-in capital                       65,170              64,581
Accumulated deficit                             (35,849)            (15,792)
Treasury stock at cost; 1,848,000
 common shares                                  (28,564)            (28,564)
Foreign currency translation adjustment             (56)                (23)
Unrealized loss on investments                      (23)                (70)
                                               --------         -----------
      Total stockholders' equity                    870              20,322
                                               --------         -----------
         Total liabilities and
          stockholders' equity                 $ 42,159         $    69,532
                                               ========         ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                                ----------            ---------
                                              1997       1996      1997       1996
                                           ----------  --------  ---------  --------

Revenues:
  Software                                  $ 13,692   $25,745   $ 29,957   $50,676
  Support and training                         3,216     3,895      6,869     8,364
  Hardware                                       165       561        278     1,093
                                            --------   -------   --------   -------
       Total revenues                         17,073    30,201     37,104    60,133

Cost of revenues:
  Software                                     1,462     2,756      4,010     5,271
  Support and training                         2,645     3,367      5,408     6,640
  Hardware                                        69       147        119       330
                                            --------   -------   --------   -------
       Total cost of revenues                  4,176     6,270      9,537    12,241
                                            --------   -------   --------   -------

Gross margin                                  12,897    23,931     27,567    47,892

Operating expenses:
  Sales and marketing                         10,196    15,425     23,178    30,604
  Product development                          4,351     5,639      9,079    10,972
  General and administrative                   2,343     2,732      5,691     5,832
  Restructuring and other charges              9,700         -      9,700         -
                                            --------   -------   --------   -------
       Total operating expenses               26,590    23,796     47,648    47,408
                                            --------   -------   --------   -------

(Loss)/income from operations                (13,693)      135    (20,081)      484

Other income/(expense):
  Interest income                                134       288        276       623
  Interest expense                               (25)      (17)       (50)      (38)
  Other, net                                     (10)     (116)       (41)     (203)
                                            --------   -------   --------   -------
       Total other income (expense)               99       155        185       382
                                            --------   -------   --------   -------

(Loss)/income before income taxes            (13,594)      290    (19,896)      866

Provision for income taxes                        71       104        161       311
                                            --------   -------   --------   -------
Net (loss)/income                           $(13,665)  $   186   $(20,057)  $   555
                                            ========   =======   ========   =======

Net (loss)/income per share                   $(0.79)    $0.01     $(1.16)    $0.03
                                            ========   =======   ========   =======

Weighted average number of common
  and dilutive common equivalent shares
  outstanding                                 17,306    17,262     17,279    17,264
                                            ========   =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   Six Months Ended June 30,
                                                                                                   --------------------------
                                                                                                          1997              1996
                                                                                                      -----------        ---------
Cash flows from operating activities:
 Net (loss)/income                                                                                    $(20,057)         $   555
 Adjustments to reconcile net (loss)/income to net cash (used in) operating activities:
  Depreciation and amortization                                                                          4,350            3,810
  Restructuring and other charges, non cash portion                                                      6,567                -
  Changes in operating assets and liabilities:
   Decrease/(increase) in accounts receivable                                                            8,113           (4,589)
   Decrease in inventories                                                                               1,161              854
   Decrease in other current assets                                                                      1,052            1,746
   (Decrease) in other liabilities                                                                        (374)             (95)
   (Decrease) in accounts payable and accrued compensation and expenses                                 (4,090)          (1,591)
   (Decrease) in accrued costs for restructuring and other charges                                        (329)          (7,919)
   (Decrease) in software licenses payable, net                                                           (244)          (3,250)
   Increase/(decrease) in income taxes payable                                                              78             (183)
   Decrease in income taxes receivable                                                                       -            5,809
   Decrease in deferred taxes                                                                                -            1,821
   Decrease in other non current assets                                                                     99                -
   (Decrease)/increase in deferred revenue                                                              (1,864)           2,455
                                                                                                      --------          -------
 Net cash (used in) operating activities                                                                (5,538)            (577)

Cash flows from investing activities:
 Capital expenditures                                                                                     (828)          (2,943)
 Minority interest equity investments                                                                       50               95
 Capitalization of software costs                                                                         (613)            (907)
 Acquisition of software licenses                                                                         (150)            (725)
 Proceeds from marketable securities, net                                                                2,765            7,015
 Investment in unconsolidated affiliate                                                                      -           (2,001)
                                                                                                      --------          -------
 Net cash provided by investing activities                                                               1,224              534

Cash flows from financing activities:
 Proceeds from stock plan purchases and stock options                                                      591              415
                                                                                                      --------          -------
 Net cash provided by financing activities                                                                 591              415

Effect of exchange rate changes on cash and cash equivalents                                              (191)             (36)
                                                                                                      --------          -------

Net (decrease)/increase in cash and cash equivalents                                                    (3,914)             336
Cash and cash equivalents at beginning of the period                                                    10,613           12,398
                                                                                                      --------          -------
Cash and cash equivalents at end of the period                                                        $  6,699          $12,734
                                                                                                      ========          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of June 30, 1997, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.


B.   INVENTORIES:

Inventories consist of the following at:
(in thousands)                              June 30, 1997  December 31, 1996
                                            -------------  -----------------

  Purchased parts                                  $  500             $  989
  Work in process                                     319                313
  Finished goods                                      384              1,561
                                                   ------             ------
                                                   $1,203             $2,863
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


D.  RESTRUCTURING AND OTHER CHARGES:

     On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded pre-tax restructuring and other charges of $9,700,000 in the quarter ending June 30, 1997. The restructuring and other charges were composed of $1,827,000 for severance costs related to the reduction of approximately 22% of the Company's workforce, $2,342,000 for idle assets related to the restructuring, and $5,531,000 for costs related to facility and product line consolidations.

                          BANYAN SYSTEMS INCORPORATED
                                     ITEM 2
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended June 30, 1997 were $17.1 million, which represented a 43% decrease when compared to the corresponding period in 1996. Total revenues for the six-month period ended June 30, 1997 were $37.1 million, which represented a 38% decrease when compared to the corresponding period in 1996. These decreases were due primarily to lower software revenues. The Company's software revenues for the three-month period ended June 30, 1997 decreased by $12.1 million, or 47%, when compared to the corresponding period in 1996. The decrease was primarily due to lower levels of sales of the Company's current VINES offerings and third party products as well as a reduction in channel inventories of its third party distribution partners in an effort to lower worldwide inventories by approximately $3.0 million in the three-month period ended June 30, 1997. The Company's software revenues in the six-month period ended June 30, 1997, decreased by $20.7 million, or 41%, when compared to the corresponding period in 1996. This decrease was primarily due to lower levels of sales of messaging products, as a result of delays in delivery of new versions of BeyondMail IM, and lower levels of sales of the Company's current VINES offerings. Support and training revenues decreased by $0.7 million, or 17%, and $1.5 million, or 18%, for the three-month and six-month periods ended June 30, 1997, when compared to the corresponding periods in 1996, primarily due to lower revenues from educational services due to delays in new product offerings.

International revenues for the three-month and six-month periods ended June 30, 1997 were $5.1 million and $11.3 million, respectively, compared with $6.4 million and $13.4 million for the corresponding periods in 1996. The decreases were primarily due to lower revenues in Asia-Pacific/Japan as a result of channel inventory reduction efforts particularly in Japan. International revenues accounted for 30% of total revenues for both the three-month and six-month periods ended June 30, 1997, compared with 21% and 22%, respectively, for the corresponding periods in 1996.

Gross margins for software were 89%, or $12.2 million, and 87%, or $25.9 million, for the three-month and six-month periods ended June 30, 1997, respectively, compared with 89%, or $23.0 million, and 90%, or $45.4 million, for the corresponding periods in 1996. The decrease in gross margin percentage for the three-month period ended June 30, 1997 was primarily due to lower third party product revenues as a result of the Company's focus on its core product set. The decrease in gross margin percentage for the six-month period ended June 30, 1997 was primarily due to the absorption of overhead costs on lower revenues. The decreases in gross margin dollars for the three-month and six-month periods ended June 30, 1997 were primarily due to lower sales volume in the current year periods.

Gross margins for support and training were 18%, or $0.6 million, and 21%, or $1.5 million, for the three-month and six-month periods ended June 30, 1997, respectively, compared with 14%, or $0.5 million, and 21%, or $1.7 million, for the corresponding periods in 1996. The increases in gross margin percentage and dollars for the three-month period ended June 30, 1997 was primarily due to lower personnel costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1996. The decrease in gross margin dollars for the six-month period ended June 30, 1997 was primarily due to lower revenue from education delivery.

Sales and marketing expenses of $10.2 million and $23.2 million for the three-month and six-month periods ended June 30, 1997, respectively, represented decreases of 34% and 24% compared to the corresponding periods in 1996. The decreases were primarily due to lower sales staffing and personnel costs as a result of the reduction in force as part of the Company's reorganization efforts in the quarters ended December 31, 1996 and June 30, 1997. Additionally, variable sales costs, including commissions, decreased due to lower revenues for the three-month and six-month periods ended June 30, 1997 when compared to the corresponding period in the prior year. Sales and marketing expenses as a percentage of revenues were 60% and 63% for the three-month and six-month periods ended June 30, 1997, as compared to 51% for the corresponding periods in 1996.

Product development expenses of $4.4 million and $9.1 million for the three-month and six-month periods ended June 30, 1997, respectively, represented decreases of 23% and 17%, respectively, over the corresponding periods in 1996. These decreases were primarily due to lower staff when compared to the corresponding periods in the prior year as a result of the Company's reorganization in the quarters ended December 31, 1996 and June 30, 1997. The Company continues to focus its product development resources on enterprise network services particularly the Windows NT based products and its BeyondMail products. The Company has also increased its investment in internet-related product initiatives, including remote access networking capability, e.g., Banyan Internet Connect and Switchboard Incorporated technology and services. Product development expenses as a percentage of revenues were approximately 25% and 24% for the three-month and six-month periods ended June 30, 1997, respectively, as compared to 19% and 18% for the corresponding periods in 1996. Software costs of $100,000 and $424,000 were capitalized for the three-month and six-month periods ended June 30, 1997, respectively, as compared to $383,000 and $907,000 for corresponding periods in 1996. The amounts capitalized represented 2% and 4% of product development expenditures for the three-month and six-month periods ended June 30, 1997, respectively, as compared to 6% and 8% for the three-month and six-month periods ended June 30, 1996.

General and administrative expenses of $2.3 million and $5.7 million for the three-month and six-month periods ended June 30, 1997, respectively, represented decreases of 14% and 2% when compared to the corresponding periods in 1996. The decreases were due to lower administrative and personnel costs as a result of the reduction in staffing as part of the Company's reorganization efforts in the quarters ended December 31, 1996 and June 30, 1997. General and administrative expenses as a percentage of revenues were 14% and 15% for the three-month and six-month periods ended June 30, 1997, as compared to 9% and 10% for the corresponding periods in 1996.

On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ending June 30, 1997. The restructuring and other charges were composed of $1.8 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $2.3 million for idle assets related to the restructuring, and $5.6 million for costs related to facility and product line consolidations. During the three-month period ended June 30, 1997, the restructuring action resulted in 75 employee separations. The remaining actions will be substantially completed in 1997.

Interest income was $134,000 and $276,000 for the three-month and six-month periods ended June 30, 1997, respectively, and represented decreases of 53% and 56% from the corresponding periods in 1996. These decreases were due to lower levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and six month periods ended June 30, 1997 due to the Company's net operating loss. The effective tax rate for the three-month and six-month periods ended June 30, 1996 was 36%.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business and the Company's liquidity and capital resources for the remainder of 1997 described in the final paragraph of this Item 2, consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the factors listed under "Factors Affecting Future Operating Results" in the Company's 10-K for the year ended December 31, 1996, which are incorporated herein by reference, as well as the following factors:

In 1996, the Company announced a reorganization of its operations, including the search for a new president and chief executive officer and a reduction of approximately 15% of its work force. The Company also reduced worldwide channel inventories of its distribution partners by approximately $9.0 million in the quarter ended December 31, 1996, which contributed to a decline in software revenues and a net operating loss in the quarter ended December 31, 1996. In the second quarter of 1997, following the hiring of the new president and chief executive officer, the Company announced a further reorganization of its operations. As a result of this reorganization the Company recorded pre-tax restructuring and other charges of approximately $9.7 million in the quarter ending June 30, 1997. The restructuring and other charges will provide for severance costs related to the reduction of approximately 22% of the Company's workforce and costs related to facility and product line consolidations. There can be no assurance the planned reorganization will be successfully implemented. In addition, the Company's future success will depend on its ability to retain its key employees and attract new employees, and there can be no assurance it will be able to do so.

In 1996 and the first six months of 1997, a majority of the Company's product sales were to existing customers for upgrade or expansion of their networks.
The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1996 and the first six months of 1997, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such products. The Company's results in 1996 and the first six months of 1997 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. On September 30, 1996, the Company introduced StreetTalk for Windows NT, which integrates the Windows NT operating system into a VINES network. On June 2, 1997, the Company introduced StreetTalk for Windows NT 7.5 which provides for improved support for TCP/IP standards. Failure of these products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from a $1.5 million deficit at December 31, 1996 to a $9.3 million deficit at June 30, 1997. At June 30, 1997, cash and cash equivalents combined with marketable securities were $12.6 million, compared with $19.2 million at December 31, 1996. Cash and cash equivalents decreased $3.9 million from December 31, 1996 resulting in a cash balance of $6.7 million at June 30, 1997. The decrease was due principally to the net loss from operations in the six-month period ended June 30, 1997 offset in part by $8.1 million decrease in accounts receivable, $4.1 million in depreciation and amortization, $3.0 million in proceeds from sales of marketable securities and various other operating, financing and investing activities.

On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ending June 30, 1997. The restructuring and other charges were composed of $1.8 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $2.3 million for idle assets related to the restructuring, and $5.5 million for costs related to facility and product line consolidations.

The restructuring charge is expected to reduce cash flow by approximately $3.2 million, of which $1.1 million had been expended through June 30, 1997.

In the quarter ended December 31, 1996, the Company recorded a restructuring charge of $5.5 million. Management believes that the liability balance is adequate to cover future expenditures associated with the restructuring charges. The restructuring charge is expected to use cash of $3.9 million, of which $3.1 million had been expended through June 30, 1997.

The Company had a $10 million line of credit that expired in May 1997. The Company is negotiating to obtain a new line of credit and is considering alternative sources of financing. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the availability of a new line of credit, will be sufficient to fund the Company's operations through at least 1997. There can be no assurance, however, that the Company will be able to establish a new line of credit or an alternative source of financing. If the Company fails to obtain such financing, the Company could require additional cash to fund operations prior to the end of 1997. In addition, even if financing is obtained, if revenues during the remainder of 1997 are lower than expected, the Company could require additional cash to fund operations prior to the end of 1997. There can be no assurance that such funds would be available on commercially reasonable terms, if at all.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on May 12, 1997, the following proposals were adopted by the vote specified below:


                                                                   Against or               Broker
        Proposal                                         For       Withheld     Abstain   Non-votes
        --------                                     -----------  ----------  ----------  ----------

      1.   Election of two Class II Directors:
           John F. Burton                             14,602,688     283,188       ---         ---
           Fontaine K. Richardson                     14,590,217     295,659       ---         ---

      2.   Ratification and approval of               13,545,368   1,193,119   147,389         ---
           amendments to the Company's
           1992 Director Stock Option Plan

      3.   Ratification and approval of               13,987,874     796,518   101,484         ---
           amendment to the Company's
           1995 Employee Stock Purchase Plan

      4.   Ratification of the selection of           14,588,349     241,723    55,804         ---
           Coopers & Lybrand L.L.P.
           as the Company's independent accountants

           In addition to the Directors elected at the Annual Meeting, the term of office of each of the following Directors also continued following the meeting: G. Leonard Baker, Jr., William P. Ferry, A. Peter Hamilton, David C. Mahoney and David N. Strohm.

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



                            BANYAN SYSTEMS INCORPORATED


Date:   August 7, 1997         By:  /s/ Richard M. Spaulding
                                    ----------------------------
                                    Richard M. Spaulding
                                    Chief Financial Officer,
                                    Vice President, Finance and Treasurer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER             TITLE OF DOCUMENT
--------------             -----------------

10.3A               Amendment No. 3 to the Company's 1992 Stock Incentive Plan.

10.4A               Amendment No. 1 to the Company's 1992 Director Stock Option
                    Plan.

10.4B               Amendment No. 2 to the Company's 1992 Director Stock Option
                    Plan.

10.7A               Amendment No. 1 to the Employment Agreement between William
                    P. Ferry and the Company.

27                  Financial Data Schedule.