Form 10-Q
period 1997-09-30
BANYAN SYSTEMS INC
filed 1997-11-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997      Commission File Number 0-20364

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

Yes   X     No
    -----      -----


Number of shares outstanding of the issuer's classes of common stock as of October 31, 1997:

              Class                         Number of Shares Outstanding
--------------------------------------      ----------------------------
Common Stock, par value $.01 per share               17,476,062

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                          Page Number
                                                                          -----------
PART I.    FINANCIAL INFORMATION

           Item 1.           Financial Statements

                             Consolidated Balance Sheets                       3
                             September 30, 1997 and December 31, 1996

                             Consolidated Statements of Operations             4
                             Three and nine months ended
                             September 30, 1997 and 1996

                             Consolidated Statements of Cash Flows             5
                             Nine months ended September 30, 1997 and 1996

                             Notes to Consolidated Financial Statements        6

           Item 2.           Management's Discussion and Analysis of Financial 7
                             Condition and Results of Operations

PART II.   OTHER INFORMATION

           Item 5.           Other Information                                 11

           Item 6.           Exhibits and Reports on Form 8-K                  11

SIGNATURE                                                                      12

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business, the sufficiency of funds and available sources of financing and the continued listing of the Company's Common Stock on the Nasdaq National Market. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Quarterly Report on Form 10-Q and under
Item 5, "Other Information" in Part II of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
           --------------------
                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                ASSETS                      September 30, 1997   December 31, 1996
                                            -------------------  ------------------
 Current assets:
     Cash and cash equivalents                    $  5,281         $     8,314
     Restricted cash and cash equivalents                -               2,299
     Marketable securities                           5,702               4,139
     Accounts receivable, less allowances of
      $3,619 and $7,168                             12,070              19,754
      Inventories                                    1,148               2,863
      Software licenses                                 48               3,016
      Other current assets                           2,836               3,368
                                                  --------         -----------
        Total current assets                        27,085              43,753
Property and equipment:
  Computers and peripherals                         23,593              24,885
  Equipment                                          9,540              11,434
  Furniture and fixtures                             2,945               4,645
  Leasehold improvements                             2,333               4,655
                                                  --------         -----------
        Total                                       38,411              45,619
  Less accumulated depreciation and amortization    31,910              32,054
                                                  --------         -----------
Property and equipment, net                          6,501              13,565
Marketable securities                                    -               4,436
Other assets, net of accumulated amortization of
 $4,470 and $5,661                                   5,597               7,778
                                                  --------         -----------
        Total assets                              $ 39,183         $    69,532
                                                  ========         ===========
                   LIABILITIES
Current liabilities:
     Accounts payable                             $  1,542         $     3,633
     Accrued compensation                            4,070               6,338
     Accrued expenses                                7,495               7,629
     Accrued costs for restructuring
      and other charges                              2,864               4,908
     Income taxes payable                              289                 212
     Software licenses payable,
      current portion                                    -               1,581
     Note payable                                    1,124               1,079
     Deferred revenue                               16,523              19,886
                                                  --------         -----------
        Total current liabilities                   33,907              45,266
Software licenses payable, non-current                 590                 590
Minority interest in consolidated subsidiary         2,679               3,354

               STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
 authorized 25,000,000 shares; issued
 and outstanding 19,324,062 and 18,996,882 shares      193                 190
Preferred stock, $.01 par value; authorized
 1,000,000 shares; none issued and outstanding           -                   -
Additional paid-in capital                          65,473              64,581
Accumulated deficit                                (35,080)            (15,792)
Treasury stock at cost; 1,848,000 common shares    (28,564)            (28,564)
Foreign currency translation adjustment                 (7)                (23)
Unrealized loss on investments                          (8)                (70)
                                                  --------         -----------
        Total stockholders' equity                   2,007              20,322
                                                  --------         -----------
        Total liabilities and stockholders'
         equity                                   $ 39,183         $    69,532
                                                  ========         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        --------------------  -------------------
                                          1997       1996       1997       1996
                                          ----       ----       ----       ----
Revenues:
  Software                               $14,614    $23,917   $ 44,571   $74,593
  Services                                 3,996      3,795     10,865    12,159
  Hardware                                   232        417        510     1,510
                                         -------    -------   --------   -------
       Total revenues                     18,842     28,129     55,946    88,262

Cost of revenues:
  Software                                 1,433      2,698      5,443     7,969
  Services                                 2,407      3,405      7,815    10,045
  Hardware                                    75        148        194       478
                                         -------    -------   --------   -------
       Total cost of revenues              3,915      6,251     13,452    18,492
                                         -------    -------   --------   -------

Gross margin                              14,927     21,878     42,494    69,770

Operating expenses:
  Sales and marketing                      8,880     15,229     32,058    45,833
  Product development                      3,548      5,370     12,627    16,342
  General and administrative               1,611      2,721      7,302     8,553
  Restructuring and other charges              -          -      9,700         -
                                         -------    -------   --------   -------
       Total operating expenses           14,039     23,320     61,687    70,728
                                         -------    -------   --------   -------

Income/(loss) from operations                888     (1,442)   (19,193)     (958)

Other income/(expense):
  Interest income                            113        255        389       878
  Interest expense                           (21)       (19)       (71)      (57)
  Other, net                                (139)       (16)      (180)     (219)
                                         -------    -------   --------   -------
       Total other (expense)/income          (47)       220        138       602
                                         -------    -------   --------   -------

Income/(loss) before income taxes            841     (1,222)   (19,055)     (356)

Provision/(benefit) for income taxes          72       (439)       233      (128)
                                         -------    -------   --------   -------
Net income/(loss)                        $   769    $  (783)  $(19,288)  $  (228)
                                         =======    =======   ========   =======

Net income/(loss) per share                $0.04     $(0.05)    $(1.12)   $(0.01)
                                         =======    =======   ========   =======

Weighted average number of common
 shares  outstanding                      17,533     17,040     17,289    16,887
                                         =======    =======   ========   =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                    1997             1996
                                                                    ----             ----

Cash flows from operating activities:
 Net loss                                                        $(19,288)         $  (228)
 Adjustments to reconcile net loss to net cash (used in)
    operating activities:
  Depreciation and amortization                                     6,241            6,222
  Restructuring and other charges, non-cash portion                 6,567                -
  Changes in operating assets and liabilities:
   Decrease/(increase) in accounts receivable                       7,483           (2,389)
   Decrease in inventories                                          1,113              641
   Decrease in income taxes receivable                                  -            5,809
   Decrease in deferred taxes                                           -            1,932
   Decrease in other current assets                                 1,022            1,503
   (Decrease) in other liabilities                                   (680)               -
   (Decrease) in accounts payable and accrued
     compensation and expenses                                     (4,610)          (4,293)
   (Decrease) in accrued costs for
    restructuring and other charges                                (1,906)          (8,072)
   (Decrease) in software licenses payable, net                      (244)          (2,853)
   Increase/(decrease) in income taxes payable                         77             (846)
   Decrease in other non-current assets                               147                -
   Decrease in deferred revenue                                    (3,342)            (609)
                                                                 --------          -------
  Net cash (used in) operating activities                          (7,420)          (3,183)

Cash flows from investing activities:
 Capital expenditures                                               ( 890)          (4,857)
 Minority interest equity investments                                  50               95
 Capitalization of software costs                                    (642)          (1,692)
 Acquisition of software licenses                                    (150)          (1,125)
 Proceeds from marketable securities, net                           2,935            7,008
 Investment in unconsolidated affiliate                                 -           (2,001)
                                                                 --------          -------
 Net cash provided by/(used in) investing
  activities                                                        1,303           (2,572)

Cash flows from financing activities:
 Repayment of principal on long-term debt                               -              (35)
 Proceeds from common stock options                                   895            1,909
                                                                 --------          -------
 Net cash provided by financing activities                            895            1,874

Effect of exchange rate changes on cash and cash equivalents         (110)              (6)
                                                                 --------          -------

Net (decrease) in cash and cash equivalents                        (5,332)          (3,887)
Cash and cash equivalents at beginning of the period               10,613           12,398
                                                                 --------          -------
Cash and cash equivalents at end of the period                   $  5,281          $ 8,511
                                                                 ========          =======


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, as of September 30, 1997, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Stockholders.

     The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

B.   Inventories:

     Inventories consist of the following at:
             (in thousands)                September 30, 1997  December 31, 1996
                                           ------------------  -----------------

 Purchased parts                                 $  378             $  989
 Work in process                                    325                313
 Finished goods                                     445              1,561
                                                 ------             ------
                                                 $1,148             $2,863
                                                 ======             ======

C.     New Accounting Pronouncement:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS.

                          BANYAN SYSTEMS INCORPORATED
                                     ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

General

Total revenues for the three-month period ended September 30, 1997 were $18.8 million, which represented a 33% decrease when compared to the corresponding period in 1996. Total revenues for the nine-month period ended September 30, 1997 were $55.9 million, which represented a 37% decrease when compared to the corresponding period in 1996. These decreases were due primarily to lower software revenues. The Company's software revenues for the three-month period ended September 30, 1997 decreased by $9.3 million, or 39%, when compared to the corresponding period in 1996. The Company's software revenues for the nine-month period ended September 30, 1997, decreased by $30.0 million, or 40%, when compared to the corresponding period in 1996. These decreases were primarily related to lower levels of sales of messaging products, with respect to which the Company has experienced delays in the delivery of new versions of BeyondMail IM, and lower levels of sales of the Company's current VINES offerings and third party products. Services revenues increased by $0.2 million, or 5%, for the three-month period ended September 30, 1997, when compared to the corresponding period in 1996 primarily due to increased consultative services delivered by the Company. Services revenues decreased by $1.3 million, or 11%, for the nine-month period ended September 30, 1997 when compared to the corresponding period in 1996, primarily due to lower revenues for educational services due to delays in new product offerings.

International revenues for the three-month and nine-month periods ended September 30, 1997 were $5.4 million and $16.7 million, respectively, compared with $6.4 million and $19.9 million for the corresponding periods in 1996. The decreases were primarily due to lower revenues in Asia Pacific/Japan as a result of channel inventory reduction efforts, particularly in Japan. International revenues accounted for 29% and 30% of total revenues for the three-month and nine-month periods ended September 30, 1997, respectively, compared with 23% and 22% for the corresponding periods in 1996.

Gross margins for software were 90% or $13.2 million, and 88%, or $39.1 million, for the three-month and nine-month periods ended September 30, 1997, respectively, compared with 89%, or $21.2 million, and 89%, or $66.6 million, for the corresponding periods in 1996. The increase in gross margin percentage for the three-month period ended September 30, 1997 was primarily due to lower third party product revenues as a result of the Company's focus on its core product set. The decrease in gross margin percentage for the nine-month period ended September 30, 1997 was primarily due to the absorption of overhead costs on lower revenues. The decreases in gross margin dollars for the three-month and nine-month periods ended September 30, 1997 were primarily due to lower sales volume in the current year periods.

Gross margins for support and training were 40%, or $1.6 million, and 28%, or $3.1 million, for the three-month and nine-month periods ended September 30, 1997, respectively, compared with 10%, or $0.4 million, and 17%, or $2.1 million, for the corresponding periods in 1996. The increases in gross margin percentages and dollars for the three-month and nine-month periods ended September 30, 1997 were primarily due to lower personnel costs as a result of the reduction in force as part of the Company's reorganization in the quarter ended December 31, 1996.

Operating Expenses

Sales and marketing expenses of $8.9 million and $32.1 million for the three-month and nine-month periods ended September 30, 1997, respectively, represented decreases of 42% and 30%, respectively, when compared to the corresponding periods in 1996. The decreases were primarily due to lower sales and marketing staffing and personnel costs as a result of the reduction in force as part of the Company's reorganization efforts in the quarters ended December 31, 1996 and June 30, 1997. In addition, variable sales costs, including commissions, decreased due to lower revenues for the three-month and nine-month periods ended September 30, 1997 when compared to the corresponding periods in the prior year. Sales and marketing expenses as a percentage of revenues were 47% and 57% for the three-month and nine-month periods ended September 30, 1997, as compared to 54% and 52% for the corresponding periods in 1996.

Product development expenses of $3.5 million and $12.6 million for the three-month and nine-month periods ended September 30, 1997, respectively, represented decreases of 34% and 23%, respectively, when compared to the corresponding periods in 1996. These decreases were primarily due to lower staffing as a result of the Company's reorganization efforts in the quarters ended December 31, 1996 and June 30, 1997. The Company continues to focus its product development resources on enhancing its existing product offerings. The Company has also increased its investment in internet-related product initiatives, including remote access networking capabilities, security protection capabilities and Switchboard Incorporated technology and services. Additionally, the Company is also employing resources to ensure its product offerings will be Year 2000 compliant. Product development expenses as a percentage of revenues were approximately 19% and 23% for the three-month and nine-month periods ended September 30, 1997, respectively, as compared to 19% for the corresponding periods in 1996. No software costs were capitalized for the three-month period ended September 30, 1997. Software costs of $0.6 million were capitalized for the nine-month period ended September 30, 1997. Software costs of $0.8 million and $1.7 million were capitalized for the three-month and nine-month periods ended September 30, 1996, respectively. The amounts capitalized represent 0% and 5% of product development expenses for the three-month and nine-month periods ended September 30, 1997, respectively, as compared to 13% and 9% for the corresponding periods in 1996.

General and administrative expenses of $1.6 million and $7.3 million for the three-month and nine-month periods, ended September 30, 1997, represented decreases of 41% and 15% when compared to the corresponding periods in 1996. The decreases were due to lower administrative and personnel costs as a result of the reduction in staffing as part the Company's reorganization efforts in the quarters ended December 31, 1996 and June 30, 1997. General and administrative expenses as a percentage of revenues were 9% and 13% for the three-month and nine-month periods ended September 30, 1997, as compared to 10% for the corresponding periods in 1996.

On April 21, 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ended June 30, 1997. The restructuring and other charges were composed of $1.8 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $2.3 million for idle assets related to the restructuring, and $5.6 million, for costs related to facility and product line consolidation. As of September 30, 1997, the restructuring action has resulted in 77 employee separations. The remaining actions will be substantially completed in 1997.

Interest income was $113,000 and $389,000 for the three-month and nine-month periods ended September 30, 1997, respectively, and represented decreases of 56% from the corresponding periods in 1996. The decreases were due to lower levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and nine-month periods ended September 30, 1997 due to the Company's net operating loss. The effective tax rate benefit for the three-month and nine-month periods ended September 30, 1997 was 36%.

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

In 1996, the Company announced a reorganization of its operations, including the search for a new president and chief executive officer and a reduction of approximately 15% of its work force. The Company also reduced worldwide channel inventories of its distribution partners by approximately $9.0 million in the quarter ended December 31, 1996, which contributed to a decline in software revenues and a net operating loss in the quarter ended December 31, 1996. In the second quarter of 1997, following the hiring of the new president and chief executive officer, the Company announced a further reorganization of its operations. As a result of the reorganization the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ending June 30, 1997. The restructuring and other charges provided for severance costs related to the reduction of approximately 22% of the Company's workforce and costs related to facility and product line consolidations. There can be no assurance the planned reorganization will be successfully implemented.

In 1996 and the first nine-months of 1997, a majority of the Company's product sales were to existing customers for upgrade or expansion of their networks. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products. In addition, in 1996 and 1997, the Company experienced extended selling cycles due to an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such products. The Company's results in 1996 and the first nine months of 1997 were adversely affected by delays in the release and localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. On June 2, 1997, the Company introduced StreetTalk for Windows NT 7.5 which integrates the Windows NT operating system into a VINES network while providing improved support for TCP/IP standards. On August 18, 1997, the Company introduced BeyondMail 3.0 for Intelligent Messaging which provides enhanced mobile support. Failure of these products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The Company is currently engaged in a significant product development investment to ensure its product offerings will be Year 2000 compliant. Failure to deliver this capability timely could have a material adverse effect on the Company's future results of operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash and cash equivalents combined with marketable securities were $11.0 million, compared with $19.2 million at December 31, 1996. Cash and cash equivalents decreased $5.3 million from December 31, 1996 resulting in a cash balance of $5.3 million at September 30, 1997. The decrease was due principally to the net loss from operations in the nine-month period ended September 30, 1997, a $4.6 million decrease in accounts payable and accrued compensation and expenses and a $3.3 million decrease in deferred revenue offset by a $7.5 million decrease in accounts receivable, $6.6 million in non-cash restructuring charges, $6.2 million of depreciation and amortization, and various other operating, financing and investing activities. Working capital decreased from a $1.5 million deficit at December 31, 1996 to a $6.8 million deficit at September 30, 1997.

On April 21, 1997, the Company announced a reorganizations of its operations. As a result of the reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ending June 30, 1997. The restructuring and other charges were composed of $1.8 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $2.3 million for idle assets related to the restructuring, and $5.5 million for costs related to facility and product line consolidations. The restructuring charge is expected to reduce cash flow by approximately $3.2 million, of which $2.3 million had been expended through September 30, 1997.

In the quarter ended December 31, 1996, the Company recorded a restructuring charge of $5.5 million. The restructuring charge is expected to use cash of $3.9 million, of which $3.3 million had been expended through September 30, 1997.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"), replacing the Company's prior $10.0 million credit facility which expired in May 1997. In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term and is renewable thereafter for successive one year periods. Each year during the initial term of the Credit Agreement, Foothill will be granted warrants to purchase 75,000 shares of the Company's common stock. The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the availability of the line of credit, will be sufficient to fund the Company's operations through at least September 30, 1998.

PART II.  OTHER INFORMATION


Item 5.   Disclosure

The Company is in discussions with The Nasdaq Stock Market, Inc. ("NSM") concerning the continued listing of the Company's Common Stock on the Nasdaq National Market ("NNM"). As a condition to continued listing, NSM has required that the Company achieve a specified minimum level of net tangible assets by mid December 1997. Failure of the Company to achieve such minimum level would subject the Company to delisting of NNM. There can be no assurance that the Company's efforts to satisfy NSM's requirements will be successful. The delisting of the Company's Common Stock from NNM may adversely affect the liquidity of the Company's Common Stock.

Item 6.   Exhibits and Reports on Form 8-K

a. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                          BANYAN SYSTEMS INCORPORATED
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BANYAN SYSTEMS INCORPORATED



Date:   November 14, 1997      By: /s/ Richard M. Spaulding
                                   -------------------------
                                   Richard M. Spaulding
                                   Vice President and Chief Financial Officer
                                   Treasurer and Clerk
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

10.44 Loan and Security Agreement, dated as of September 4, 1997, by and between Foothill Capital Corporation and the Company.

10.45 Securities Issuance Agreement, dated as of September 4, 1997, by and between Foothill Capital Corporation and the Company.

10.46  Form of Warrant issued and to be issued by the Company to Foothill
       Capital Corporation.


27     Financial Data Schedule.