Form 10-K
period 1997-12-31
BANYAN SYSTEMS INC
filed 1998-03-31
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)

  {X}       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended            December 31, 1997         .
                                      --------------------------------------

  { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to _____________.
                                    0-20364
                                    -------
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
             (Address and zip code of principal executive offices)
                                 508-898-1000
                                 ------------
             (Registrant's telephone number, including area code)
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                         ----------------------------
                               (Title of Class)
                               ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
     ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share fair market value of $5.688, was approximately $90,829,288.73 as of March 23, 1998. For this purpose, any officer, director or 5% of the Company is deemed to be an affiliate.

On March 23, 1998, there were 17,942,860 shares of Common Stock and 263,158 shares of Series A Convertible Preferred Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specifically identified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report to Shareholders") are incorporated by reference into Parts I and II.

(2) Specifically identified portions of the Company's Definitive Proxy Statement to be filed in connection with the Company's 1998 annual meeting of stockholders are incorporated by reference into Part III.

This Annual Report on Form 10-K contains forward-looking statements, including without limitation information with respect to the potential benefits to end users through the use of the Company's (as defined below) products, the development future products, the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, available sources of financing, anticipated expenditures and the intended effects of the Company's restructuring, sales and marketing, and product development efforts. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the ability of the Company to continue to sell products to existing customers and attract new customers, the ability of the Company to enhance existing products and introduce new products on a timely basis, market acceptance of the Company's products, the success of Switchboard and the other factors set forth under the caption into "Management's Discussion and Analysis of Financial Condition and Results of Operations Future Operating Results" which is incorporated by reference in Part II of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

GENERAL

Banyan Systems Incorporated ("Banyan" or the "Company") designs, develops and markets standards-based networking directory and messaging products that help people to communicate across enterprise networks, intranets and the Internet. Since 1985, the Company has been a pioneer in the computer networking field, and currently offers a wide range of software products and professional services. The Company's primary software products include StreetTalk for Windows NT(R), VINES(R), Intelligent Messaging(TM), BeyondMail(TM), and several intranet solutions. In addition, the Company delivers professional services including technical support, education and consulting, including network performance, integration and Year 2000 compliance services. The Company's majority-owned subsidiary, Switchboard Incorporated, hosts the Internet's leading people-to-people and business directory services aimed at generating advertising revenues from major domestic corporations. Banyan's products fall into two major categories: network operating system products and intranet products.

The Company's flagship network operating system product is based on a global directory service called StreetTalk(TM). This service allows users to find one another and access network resources, such as printers, files, mail and applications, regardless of physical location. Banyan's other enterprise directory services include messaging, management and security. Together, these services make up the foundation for Banyan's network operating system products. These products integrate mainframes, minicomputers, workgroup networks and personal computers into a unified computing environment that is easy for users to navigate and administrators to manage.

--------------------------------------------------------------------------------
Banyan, the Banyan logo, StreetTalk, VINES and BeyondMail are registered trademarks, and Intelligent Messaging, Switchboard Banyan Enterprise Network Solutions and EBR are trademarks of Banyan Systems Incorporated. StreetTalk is a product of Banyan Systems Incorporated and not a product of McCarthy, Crisanti & Maffei, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and in other countries licensed exclusively through X/Open Company Ltd. IBM and OS/2 are registered trademarks of International Business Machines Corporation. Microsoft, Windows NT and Windows are registered trademarks of Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Other product, company or organization names cited in this Form 10-K are trademarks or registered trademarks of their respective companies or organizations.
--------------------------------------------------------------------------------

The Company delivers its network operating system products in several versions, including StreetTalk for Windows NT(R) and VINES(R). Introduced in September 1996 and enhanced throughout 1997, Banyan's StreetTalk for Windows NT provides Banyan's premier enterprise directory capabilities running natively on Microsoft(R) Windows NT, an emerging standard for corporate networks. VINES is Banyan's well proven, UNIX(R) based networking software, which combines file and print sharing with the StreetTalk directory, messaging, network management and security services. The Company's Intelligent Messaging(R) option, available for both VINES and Windows NT environments, provides an enterprise solution for reliably storing and transporting electronic messages.

Banyan's intranet products enable its customers to utilize Internet standards to allow people to contact other people and information in a reliable and secure manner over the Internet. The Intranet Access product brings all the capabilities of the network operating system to a user of a browser on the Internet. Banyan's Intranet Protect product helps customers authenticate users and authorize the user access to web site pages. These are the first products of Banyan's intranet product initiative.

The Company's service organization includes technical response centers, education services and consulting. A critical element of the Company's strategy is to assure that customers are provided with technical support, training and consulting services required to build, manage and optimize the network environment using Banyan products. Consulting services are generally offered as customized consulting services and in certain cases as packaged services. When combined with other third party product and services, they are positioned as solution offerings. The Company provides services through regional offices located in the Americas, Europe, Asia Pacific and Australia.

In February 1996, the Company launched Switchboard(TM) an Internet directory service that allows people to locate residential and business listings. To realize the potential of Switchboard, as well as to fund its future growth, the Company established Switchboard Incorporated as a Banyan subsidiary. Subsequently, in November 1996, the Company entered into an agreement with America Online, Inc. (AOL) and Digital City Inc. (DCI) to sell minority interests in Switchboard Incorporated to AOL and DCI. At December 31, 1997, these companies held in the aggregate approximately a 7.9% equity interest in Switchboard Incorporated. See Note P to the Company's Consolidated Financial Statements, which is incorporated herein by reference to the Company's Annual Report to Shareholders.

In the second quarter of 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded net pre-tax restructuring and other charges in 1997 of $8.0 million. The restructuring and other charges are expected to reduce cash flow by approximately $3.1 million, of which $2.7 million had been expended through December 31, 1997. During 1997, the restructuring resulted in 78 employee separations.

In the third quarter of 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"), replacing the Company's prior $10.0 million credit facility which expired in May 1997. In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term and is renewable thereafter for successive one year periods. Each year during the initial term of the Credit Agreement, Foothill will be granted warrants to purchase 75,000 shares of the Company's common stock at the then current fair market value. There were no amounts outstanding under the line of credit agreements during the years ended December 31, 1997 and 1996.

On March 6, 1998, the Company received a $10.0 million equity investment from HarbourVest Partners LLC. Under the terms of the purchase agreement, HarbourVest purchased convertible preferred stock and warrants to acquire additional convertible preferred stock. In the event the Company's stockholders do not approve an increase in the number of shares of common stock authorized for issuance from 25,000,000 to 35,000,000 by June 30, 1998, the Company may be required to repurchase 40% of the HarbourVest preferred stock and warrants for $4.0 million. Proceeds from the equity investment are available for working capital requirements.

BANYAN ARCHITECTURE AND TECHNOLOGY

The Company bases its software products on a modular architecture, specifically designed to serve computing environments with multiple servers in multiple locations. This architecture enables the delivery of a set of sophisticated network services that integrate workgroup LANs (Local Area Networks), the Internet and other proprietary computer environments into a single enterprise network.

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

Banyan has expanded this architecture to include the capability to easily access these services through the Internet. From a browser, anywhere on the Internet, a user can gain access to their printer, file and mail services. In addition, for web servers in a corporate intranet, this architecture provides the means to authenticate users and protect web pages.

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

The Company also believes that it was the first company to offer global directory services and that it continues to offer among the most comprehensive and technically advanced set of enterprise directory services in the industry.

Banyan is upgrading its product architecture to comply with Year 2000 standards. Product changes are being made and delivery to customers is expected to occur beginning in the first half of 1998. Failure to deliver these product changes in a timely manner could have a material adverse effect on the Company.

WINDOWS NT INTEGRATION

With the emergence of Microsoft Corporation's Windows NT operating system, the Company has released products that allow corporations to integrate Windows NT into their existing corporate networks. In March 1996, the Company introduced StreetTalk Access(TM) for Windows NT File and Print software, giving customers a smooth growth path for deploying Windows NT.

The capabilities of the StreetTalk Access product are now included among the features of StreetTalk for Windows NT. Running natively in Windows NT environments, StreetTalk for Windows NT is designed to integrate Microsoft's Windows NT operating system into their existing corporate networks. In June 1997, the Company announced the availability of StreetTalk for Windows NT 7.5, which offers improved support for TCP/IP standards, new management tools, including additional support for remote management, speedier disaster recovery, and a new version of Banyan's integrated messaging services. Additionally, the Company offers Intelligent Messaging for Windows NT, which delivers highly scalable enterprise message storage and transport capabilities, providing a secure foundation for organizational communications.

KEY NETWORK OPERATING SYSTEM PRODUCTS

The Company's key network operating system products include StreetTalk for Windows NT, VINES, Intelligent Messaging and BeyondMail. In addition, the Company markets a broad range of complementary products and options for these base products.

STREETTALK FOR WINDOWS NT

StreetTalk for Windows NT provides directory capabilities that extend beyond individual server communities - encompassing every item and activity in the enterprise. This simplifies access to all network resources, regardless of location. The combination of Windows NT and StreetTalk for Windows NT supplies an enterprise-wide application platform and networking solution that scales to any size, including tens of thousands of users. StreetTalk also includes numerous security features.

VINES

VINES integrates Banyan's StreetTalk directory and a full suite of enterprise network services such as security and management into one package. VINES installs on PC servers and clients and permits users of the leading PC desktop systems - DOS, OS/2(R), Windows(R)95, Windows NT and Macintosh(R) -to share information and computing resources with each other and with host computing environments throughout the enterprise. In December 1997, the Company introduced VINES 8.0, which offers improved performance and features.

BEYONDMAIL

A full-featured e-mail product, the Company believes BeyondMail is among the most advanced software available for managing electronic mail. With its unique rules-based agent technology, BeyondMail helps people manage information with e-mail, classifying messages intuitively in folders for instant recall and filtering out junk mail. When BeyondMail's intelligent agents are combined with easy-to-customize forms, businesses are able to automate complex procedures, such as producing database reports and routing purchase orders for approval. BeyondMail supports Windows clients and takes full advantage of StreetTalk and Intelligent Messaging capabilities. In August 1997, the Company introduced BeyondMail 3.0 for Intelligent Messaging, which offers improved performance and features including enhanced mobile support.

INTELLIGENT MESSAGING

Intelligent Messaging is an enterprise-wide, client/server-based solution for storing and transporting messages. Tightly integrated with StreetTalk directory services, Intelligent Messaging eases use, reduces costs and facilitates the deployment of large-scale messaging networks.

INTERNET PRODUCTS AND SERVICES

As a result of the Company's focus on Internet technology development, in 1997, the Company released products for Internet users built on the Company's traditional strengths in directory and messaging technology. The Internet versions of BeyondMail offer full-featured messaging capabilities and time-saving productivity enhancements.

In addition to its traditional, directory-based networking and messaging solutions, the Company is developing a suite of intranet offerings that enable organizations to create corporate intranets which broaden the scope of their networks through the Internet. In the second quarter of 1997, the Company introduced Banyan Intranet Connect, the first of the Company's new intranet product initiatives, intranet server software that provides a flexible and cost-effective way to access network files, printers and e-mail, using a standard web browser. In the fourth quarter of 1997, the Company delivered Banyan Intranet Protect, a web server solution that enables organizations to protect and share intranet information.

YEAR 2000 COMPLIANCE

In 1997, Banyan made investments in upgrading its products to be Year 2000 compliant. All the Company's current products are scheduled to be upgraded by the end of 1998. In addition, the Company will offer customer services to assist in the planning and implementing organizations' Year 2000 network upgrades.

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

NETWORK APPLICATIONS

Banyan sells and supports several network applications programs that are integrated with its enterprise network services. Electronic mail applications for Intelligent Messaging are available for personal computers running DOS, OS/2 and the Macintosh operating system. A GUI-based management tool called StreetTalk Explorer is available for StreetTalk for Windows NT and VINES products. MNET, which is sold with Banyan's network management service, is a utility program that monitors the network in real-time and allows for review of network-wide operational and performance characteristics from any networked PC, workstation or server. The VINES Assistant suite of utilities automates routine tasks of network administration, such as renaming a user or changing security privileges for a group of users or services.

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

SERVICES

A key element of the Company's strategy is to assure that customers are provided with the technical support, training and consulting services required to build, manage and optimize the network environment using Banyan products.

The Company maintains technical response centers in Westboro, Massachusetts; Crawley, England; Tokyo, Japan; and Sydney, Australia. These centers provide technical telephone support, on-line access and, to a lesser extent, on-site support. In addition, pre-sales and post-sales support for partners and end users is provided through field systems consultants.

The Professional Services organization includes the consulting services function and the education services business. Consulting is a growing segment of Banyan's business that offers customers and partners services for network optimization, transition and implementation. These services are generally offered as customized consulting services and in certain cases as packaged services. When combined with other third party product and services, they are positioned as solution offerings.

The Company offers a wide range of training programs for partners and end users. Training is offered at the Westboro headquarters, as well as various regional sites. On-site training classes are also offered at partner's sites as well as end user locations. In addition, there are 56 worldwide Banyan Certified Education Centers, which conduct training classes for users and administrators of Banyan products.

CUSTOMERS

The Company estimates that it has approximately 7,000 customers with more than
8.0 million users worldwide. Banyan's customers, which include nearly one-half of the Fortune 500 companies, typically are medium to large-size businesses, financial institutions, professional organizations, universities, government entities and not-for-profit organizations with multiple sites dispersed over wide geographic areas.

For the year ended 1997, Ingram Micro Inc. accounted for approximately 11% of the Company's revenue. For the years ended 1996 and 1995, Inacom Corporation accounted for approximately 11% and 16% of the Company's revenue respectively. In 1997, 1996 or 1995, no other customer or reseller accounted for more than 10% of the Company's revenues. The loss of any significant customer could have a material adverse effect on the Company.

SWITCHBOARD INCORPORATED

The Company's majority-owned Switchboard subsidiary, the exclusive directory for America Online's 11 million customers, reinforced its position as the Internet's top-rated directory in 1997. Switchboard is an Internet-based directory service that allows any individual with a web browser to look up the names and street addresses of more than 106 million individuals and 11 million businesses in the United States. This product is available at no charge to the user. Switchboard generates revenues through display advertisements that are integrated with its business listings, categorized to match a user's search criteria similar to traditional Yellow Pages telephone directories.

During the year, Switchboard enhanced its functionality, traffic and advertising base. To improve the Switchboard site's appeal, Switchboard added a unique web site search capability called SideClick, software for creating customized advertisements, and a suite of free software programs that includes e-mail and web site design tools. Switchboard became the Internet's 10th most frequently web site in January 1998, according to Media Metrix, an increase from #23 at the end of 1996.

Today, leading businesses such as Sprint, IBM, Barnes & Noble, and Microsoft(R) market their products and services on Switchboard. To build traffic in 1998, Switchboard established a strategic relationship in late 1997 to attract users of the popular AltaVista(TM) search engine to the Switchboard site.

MARKETING, SALES AND DISTRIBUTION

The Company's marketing and distribution strategy focuses most of the Company's field staff on direct consultative sales to key decision makers to create product awareness and achieve design wins. Demand fulfillment is primarily accomplished through Banyan's remarketing partners. The Company's remarketing partners include aggregators (master value-added resellers that typically resell to other resellers), system integrators (organizations that integrate third party products into complete systems for sale to customers) and systems vendors (hardware manufacturers that integrate third party products into their own systems for sale to customers) that are qualified to install and support the Company's products as part of a complete network solution for the customer. Sales of products through remarketing partners accounted for approximately 60%, 80% and 90% of the Company's revenues in 1997, 1996 and 1995, respectively, which when combined with certain services and Switchboard sales has increased the share of the Company's direct business over each of the last two years. The Company also sells products directly through its own sales force to certain large end-user customers.

The Company's remarketing partners in the Americas as of December 31, 1997 include three aggregators and 865 channel partner sales sites. Banyan has established authorization levels (Premier Network Integrator and Authorized Network Integrator, as well as authorization levels for messaging resellers) to distinguish each reseller organization's expertise in working with the Company's products, as well as their overall network design, certified support centers, training, and global support. The Company's aggregators are InaCom Corporation, Ingram Micro and Information Access Inc.

In February 1997, the Company announced a new user-based pricing program, which is designed to provide greater flexibility for platform deployment and a simplified purchasing process. This user-based licensing provides an alternative to Banyan's previous server-based licensing, allowing customers to choose the most appropriate pricing model.

The Company's international sales currently are made primarily through distributors in 75 countries. These distributors provide products, technical support and follow-on service to local resellers, which in turn serve end-user customers. The Company estimates that its resellers had approximately 300 international sales sites as of December 31, 1997. International sales accounted for 29%, 24% and 23% of the Company's revenues in 1997, 1996 and 1995, respectively. See Note O to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders, for information as to the Company's revenues attributable to each of the Company's geographic areas during the past three fiscal years.

During 1997, the Company's international distribution activities continued to be
augmented by a joint venture in Japan as well as two OEM agreements.   During
1995, the Company had entered into a joint venture with Marubeni Corporation and Nippon Telegraph and Telephone. At December 31, 1997, these Japanese companies held a 33% equity interest in Nippon Banyan Systems Kabushiki Kaisha (NBSKK), a majority-owned subsidiary of the Company. See Note P to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders. In addition, the Company has OEM relationships with Hitachi and Siemens Nixdorf, which includes development and support.

The Company actively supports its resellers and other partners with its own experienced sales and marketing organization. The Company's sales staff solicits prospective customers, provides technical advice with respect to Banyan's products and works closely with the particular Banyan reseller through which the customer desires to purchase its networking products. The Company believes that the active participation of its sales staff in the selling process, in conjunction with the efforts of its resellers, is necessary in order to provide customers with the level of support required for the implementation of enterprise networks. Banyan conducts its sales and marketing activities from its principal offices in Westboro, Massachusetts as well as 26 other North American sales offices and 10 international offices located in Australia, Belgium, France, Germany, Hong Kong, Japan, Malaysia, The Netherlands and the United Kingdom. As of December 31, 1997, the Company's sales and marketing organization consisted of 182 employees, of which 123 were in the North American group and 59 were in the international group.

The Company also has entered into sales and support alliances with various system vendors, including Wang, Hewlett Packard, NCR and Digital Equipment Corporation. These vendors resell and support Banyan's products within their customer base. Companies with which Banyan has established support arrangements include NCR, Cabletron, Dell, Digital, Hewlett Packard, IBM, Proteon, Oracle, Compaq, Cisco and Microsoft. Under these alliances, Banyan and its partners exchange regularly updated technical information and offer mutual access to technical support centers, training and advanced technical engineers in order to facilitate problem resolution for customers with multi-vendor networks.

Delivery lead times for the Company's products are typically short and, consequently, substantially all of the Company's revenues in each quarter result from orders received in that quarter. Accordingly, the Company does not maintain any significant backlog and believes that its backlog at any given point in time is not a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's results of operations. The Company's backlog of product orders at December 31, 1997 and December 31, 1996 was immaterial.

PRODUCT DEVELOPMENT

The Company believes that its future success will depend in large part on its ability to enhance and broaden its existing product lines to meet the evolving needs of the enterprise network computing market and to continue developing and delivering new open standards-based product offerings, including Internet-related products. The Company's development efforts are currently focused on enhancing the performance and functionality of its existing StreetTalk for Windows

NT, VINES, Intelligent Messaging and BeyondMail families of products, expanding its offering of standards based enterprise network services, and new products and applications for the Internet market, particularly Switchboard. In addition, the Company anticipates expending significant resources in the continued translation and localization of its product offerings in 1998.

As of December 31, 1997, Banyan had approximately 98 employees engaged in research and development, test and quality assurance and technical documentation. In 1997, 1996 and 1995, Banyan's product development expenditures totaled $15.9 million, $21.9 million and $24.5 million, respectively. During 1998, the Company anticipates continued significant investment in product development.

MANUFACTURING

The Company's software products are distributed as object code on CD-ROM and standard magnetic diskettes. Included with the software products are security codes and documentation, which is available on CD-ROM as well as in print. In general, the Company duplicates all software diskettes in house. Most of the CD-ROM replication is done by outside vendors, with the ability to produce smaller volume production runs in-house. From its Manufacturing & Distribution facility in Westboro, Massachusetts, Banyan ships products worldwide through authorized network integrators, resellers and international distributors.

COMPETITION

The networking software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company competes with a number of companies, including Microsoft, Netscape and Novell, which have substantially greater development, marketing, sales and financial resources, distribution infrastructure, customer support organizations and name recognition than those of the Company. The services business is highly fragmented with no dominant set of networking integration or consulting competitors worldwide that the Company directly competes against.

The Company has invested significant resources to develop products to bring the Company's directory capabilities to Internet users. In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for Internet users. In the first quarter of 1998, Switchboard, was rated by Media Metrix as the Internet's tenth most frequently visited web site. Switchboard expects to increase promotion and seek additional strategic partnerships. The Company success will depend in part on its ability to enter into strategic alliances with other Internet providers.

The Company believes principal competitive factors affecting the market for its products include product functionality, performance, quality, reliability and ease of use; quality of customer training and support; vendor reputation, and price. The Company believes that competition in the industry is likely to intensify as current competitors expand their product lines and new companies enter the market. The Company's future success will depend in part on its ability to respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product and support offerings, as well as its marketing programs.

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

EMPLOYEES

At December 31, 1997, the Company employed 410 persons, including 182 in sales, marketing and related activities, 98 in research and development, 53 in customer support and education, 15 in manufacturing, and 62 in finance, administration, and human resources. The Company has no collective bargaining agreement with its employees. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

The Company's principal administrative, sales and marketing, research and development, manufacturing and support facilities are located in Westboro, Massachusetts and consist of approximately 170,000 square feet under leases that expire at various times from December 31, 2002 through July 31, 2005, with an aggregate annual base rent of approximately $932,000. The Company subleases approximately 49,000 square feet of its principal Westboro, Massachusetts facilities under leases that expire on July 31, 2000 and September 31, 2000, with an aggregate annual base rental income of approximately $594,000. The Company leases and occupies sales offices in 30 additional locations throughout the United States, Canada, South America, Europe, Asia, Japan and Australia.

ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers as of March 26, 1998 were as follows:

NAME                      AGE     POSITION

William P. Ferry          45     President and Chief Executive Officer

Robert D. Burke           43     Senior Vice President, Worldwide Sales and Service

William E. Warner, Jr.    54     Senior Vice President, Product Mgmt. and Development

Anthony J. Bellantuoni    46     Vice President, Human Resources

Richard M. Spaulding      38     Vice President and Chief Financial Officer,
                                 Treasurer and Clerk

Mr. Ferry, President and Chief Executive Officer, joined the Company in February 1997. He is also a Director of the Company. Prior to joining Banyan, Mr. Ferry was President of Wang Laboratories, Inc.'s Services Division. During his six years at Wang, Mr. Ferry's other positions included Senior Vice President and General Manager of Wang's North American Operations, Senior Vice President and General Manager of Europe, Africa and Middle East Operations, Senior Vice President and General Manager of the OFFICE 2000 Business Unit and Senior Vice President of Applications and Professional Services. Mr. Ferry's professional experience also includes executive positions at Digital Equipment Corporation and Texas Instruments.

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

Mr. Warner joined the Company in April 1997 as the senior vice president of product management and development. Prior to joining the Company, Mr. Warner was Vice President and General Manger of SystemSoft's Platform Software business from 1996 to 1997. Mr. Warner held a variety of management and executive positions at IBM from 1969 to 1995.

Mr. Bellantuoni joined the Company in July 1997 as vice president of Human Resources. Prior to joining the Company, Mr. Bellantuoni was vice president of Human Resources at Wang Laboratories, Inc. from 1993 to 1997. Mr. Bellantuoni also held various senior management positions at Wang Laboratories, Inc. from 1979 to his appointment as vice president in 1993.

Mr. Spaulding, Vice President and Chief Financial Officer, Treasurer and Clerk, joined the Company in September 1990. Prior to joining Banyan, he served in a number of senior financial management positions with C. R. Bard, Inc., a medical products provider, from June 1985 to September 1990. From June 1983 to June 1985, Mr. Spaulding was a Certified Public Accountant with Arthur Andersen & Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item may be found in the section captioned "Quarterly Financial Information," appearing in the Annual Report to Shareholders and in the consolidated financial statements and schedules referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided below, information with respect to this item will appear in the sections captioned "Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 1998 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 1998 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

  1. The financial statements included in Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K are as follows: Consolidated Balance Sheet, at December 31, 1997 and 1996, Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, Consolidated Statements of Shareholder's Equity at December 31, 1997, 1996 and 1995, Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, the notes to the Consolidated Financial Statements and the Supplementary Data.

  2. The financial statement schedule, valuation and qualifying accounts, listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules, filed as a part of this Annual Report on Form 10-K.

  3. The exhibits listed in the Exhibit Index filed with or incorporated into this Annual Report on Form 10-K.

(b) Reports on Form 8-K: On December 8, 1997, the Company filed a Form 8-K regarding the Company's continued listing on the Nasdaq National Market pursuant to Item 5 of Form 8-K. No other reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1997

SCHEDULE II

                          BANYAN SYSTEMS INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                BALANCE AT      ADDITIONS
                               BEGINNING OF  CHARGED TO COSTS                    BALANCE AT
          DESCRIPTION             PERIOD       AND EXPENSES      DEDUCTIONS     END OF PERIOD
          -----------             ------      ---------------    ----------     -------------

Year ended December 31, 1997:

   Reserve for price, sales and  $ 7,168          $ 2,448          $ 5,895          $ 3,721
     doubtful account allowance


Year ended December 31, 1996:

   Reserve for price, sales and  $ 5,636          $ 8,712          $ 7,180          $ 7,168
     doubtful account allowance


Year ended December 31, 1995:

   Reserve for price, sales and  $ 6,596           $ 4,965         $ 5,925          $ 5,636
     doubtful account allowance


                       REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Banyan Systems Incorporated has been incorporated by reference in this Form 10-K from page 30 of the 1997 Annual Report to Shareholders of Banyan Systems Incorporated. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information required to be included therein.



                                               /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------
                                               COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 27, 1998
except as to the information presented in Note Q, for which the date is March 6, 1998

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1998      BANYAN SYSTEMS INCORPORATED


                           /s/ Richard M. Spaulding
                           ------------------------
                           By: Richard M. Spaulding
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                                            Date
----                              -----                                            ----

/s/ William P. Ferry         Chairman, Chief Executive Officer and President   March 26, 1998
--------------------         (Principal Executive Officer)
William P. Ferry

/s/ Richard M. Spaulding     Vice President, Chief Financial Officer           March 26, 1998
------------------------     and Treasurer
Richard M. Spaulding         (Principal Financial and Accounting Officer)

/s/ G. Leonard Baker, Jr.    Director                                          March 26, 1998
-------------------------
G. Leonard Baker, Jr.

/s/ John F. Burton           Director                                          March 26, 1998
------------------
John F. Burton

/s/ A. Peter Hamilton        Director                                          March 26, 1998
---------------------
A. Peter Hamilton

/s/ David C. Mahoney         Director                                          March 26, 1998
--------------------
David C. Mahoney

/s/ Fontaine K. Richardson   Director                                          March 26, 1998
--------------------------
Fontaine K. Richardson

/s/ David N. Strohm          Director                                          March 26, 1998
-------------------
David N. Strohm

/s/ Robert M. Wadsworth      Director                                          March 26, 1998
-----------------------
Robert M. Wadsworth

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        TITLE OF DOCUMENT
------        -----------------


3.1(2)        Second Amended and Restated Articles of Organization of the
              Company.

3.2(1)        Amended and Restated By-Laws of the Company.

3.3(10)       Certificate of Vote of Directors Establishing a Class or Series of
              Stock

10.1+         Second Amended and Restated 1984 Incentive Stock Option Plan.

10.2+         Second Amended and Restated 1984 Non-Qualified Stock Option Plan.

10.3(6)(8)+   1992 Stock Incentive Plan, as amended.

10.4(1)(8)+   1992 Director Stock Option Plan, as amended.

10.6(7)+ Consulting Services Agreement dated as of November 11, 1996 between the Company and Burton Technology Partners, Ltd.

10.7(7)(8)+   Employment Agreement dated February 4, 1997 between the Company and William P. Ferry, as amended.

10.8(1) Real Estate Sublease dated June 19, 1991, as amended to date, between the Company and Sytron Corporation.

10.9(1) Lease Agreement dated April 21, 1989, as amended to date, between the Company and CB Westboro C Limited Partnership. a Texas Limited Partnership.

10.9A(3) Amendment to Lease Agreement dated April 21, 1993 between the Company and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.9B(5) Amendment to Lease Agreement dated April 21, 1993 between the Company and Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

10.10(1) Lease Agreement dated November 14, 1986, as amended to date, between the Company and Aetna Real Estate Associated, L.P. (as assignee of Flanders Realty Trust).

10.10A(3)     Amendment to Lease Agreement dated April 21, 1993 between the
              Company and Aetna Real Estate, L.P. (as assignee of Flanders
              Realty Trust).

10.10B Fifth Lease Extension and Modification Agreement made as of October 15, 1997 between Aetna Real Estate Associates and the Company.

10.11(1) Lease dated July 26, 1989 among the Company, Banyan Systems (UK) Limited and Grosvenor Square Properties Developments Limited.

10.13(4) Joint Venture Agreement dated March 22, 1995 between the Company and Marubeni Corporation.

10.13A(5)     Joint Venture Agreement dated June 15, 1995 between and among, the Company, Marubeni Corporation and NTT Advanced Technology
              Corporation.

10.14+ Senior Executive Termination Benefits Agreement dated September 15, 1997 between the Company and Richard M. Spaulding.

10.15(9) Loan and Security Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Company.

10.16 Consent and Amendment to Loan and Security Agreement dated as of March 5, 1998 by and between Foothill Capital Corporation and the Company.

10.17(9) Securities Issuance Agreement dated as of September 4 1997 by and between Foothill Capital Corporation and the Company.

10.18(9) Form of Warrant issued by and to be issued by the Company to Foothill Capital Corporation.

10.18(10)     Preferred Stock and Warrant Purchase Agreement dated as of
              March 5, 1998 between the Company and HarbourVest Partners
              V--Direct Fund L.P. ("HarbourVest").

10.19(10)     Warrant to purchase shares of Series B Convertible Preferred
              Stock issued by the Company to HarbourVest as of March 5, 1998.

10.20(10)     Warrant to purchase shares of Series C Convertible Preferred
              Stock issued by the Company to HarbourVest as of March 5, 1998.

10.21+ Separation Agreement and Release and Waiver of Claims dated as of May 31, 1997 between the Company and David C. Mahoney.

10.22+ Employment Letter dated as of May 31, 1997 between the Company and Robert D. Burke.

10.23+ Employment Letter dated as of May 31, 1997 between the Company and William E. Warner, Jr.

13 Selected portions of Annual Report to Shareholders for the year ended December 31, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21            Subsidiaries of the Company.

23            Consent of Coopers & Lybrand L.L.P.

27.1          Financial Data Schedule.

27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.

27.3          Restated Financial Data Schedule for the six months ended
              June 30, 1997.

27.4          Restated Financial Data Schedule for the three months ended
              March 31, 1997.

27.5          Restated Financial Data Schedule for the fiscal year ended
              December 31, 1996.

27.6 Restated Financial Data Schedule for the nine months ended September 30, 1996.

27.7          Restated Financial Data Schedule for the six months ended
              June 30, 1996.

27.8          Restated Financial Data Schedule for the three months ended
              March 31, 1996.

+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(1) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-1 (File No. 33-49194).
(2) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-8 (File No. 33-54140).
(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal year ended June 30, 1997.
(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1997.
(10) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 5, 1998.