Form 10-K/A
period 1997-12-31
BANYAN SYSTEMS INC
filed 1998-04-10
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

     Exhibits 13 and 23 to the Annual Report on Form 10-K of Banyan Systems Incorporated for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998 (the "Banyan 1997 Form 10-K"), are hereby amended and restated in their entirety as filed herewith, and
Item 1 of Part I, Item 8 of Part II and Item 14 of Part IV to the Banyan 1997 Form 10-K are hereby amended and restated in their entirety as follows:

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

In February 1996, the Company launched Switchboard(TM) an Internet directory service that allows people to locate residential and business listings. To realize the potential of Switchboard, as well as to fund its future growth, the Company established Switchboard Incorporated as a Banyan subsidiary. Subsequently, in November 1996, the Company entered into an agreement with America Online, Inc. (AOL) and Digital City Inc. (DCI) to sell minority interests in Switchboard Incorporated to AOL and DCI. At December 31, 1997, these companies held in the aggregate approximately a 10% equity interest in Switchboard Incorporated. See Note P to the Company's Consolidated Financial Statements, which is incorporated herein by reference to the Company's Annual Report to Shareholders.

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

On March 6, 1998, the Company received a $10.0 million equity investment from HarbourVest Partners LLC. Under the terms of the purchase agreement, HarbourVest purchased convertible preferred stock and warrants to acquire additional convertible preferred stock. In the event the Company's stockholders do not approve an increase in the number of shares of common stock authorized for issuance from 25,000,000 to 35,000,000 by June 30, 1998, the Company may be required to repurchase 40% of the HarbourVest preferred stock and warrants for $4.0 million. On March 6, 1998, the Company received $10.0 million in proceeds from the sale of preferred stock which are available for working capital requirements.

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

For the year ended 1997, Ingram Micro Inc. accounted for approximately 11% of the Company's revenues. For the years ended 1996 and 1995, Inacom Corporation accounted for approximately 11% and 16% of the Company's revenues respectively. In 1997, 1996 or 1995, no other customer or reseller accounted for more than 10% of the Company's revenues. The loss of any significant customer could have a material adverse effect on the Company.

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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item may be found in the Annual Report to Shareholders and in the consolidated financial statements and schedules referred to in Item 14 and filed as part of this 10-K. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

     1.   Financial Statements:
          --  Consolidated Balance Sheets as of December 31, 1997 and 1996.
          -- Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.
          -- Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.
          -- Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
          --  Notes to Consolidated Financial Statements.
          --  Report of Independent Accountants for the years ended December
              31, 1997, 1996 and 1995.
          -- Selected Financial Data for the years ended December 31, 1997, 1996, 1995, 1994, and 1993.

     2.   Financial Statement Schedules:
          -- Report of Independent Accountants for the years ended December 31, 1997, 1996 and 1995.
          --  Schedule II -- Valuation and Qualifying Accounts.
          -- Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

     3.   Listing of Exhibits:
          -- The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

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

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 1998      BANYAN SYSTEMS INCORPORATED


                           /s/ Richard M. Spaulding
                           ------------------------
                           By: Richard M. Spaulding
                           Vice President and Chief Financial Officer

                EXHIBIT INDEX

EXHIBIT
NUMBER        TITLE OF DOCUMENT
------        -----------------


3.1(2)        Second Amended and Restated Articles of Organization of the
              Company.

3.2(1)        Amended and Restated By-Laws of the Company.

3.3(10)       Certificate of Vote of Directors Establishing a Class or Series of
              Stock

10.1+*        Second Amended and Restated 1984 Incentive Stock Option Plan.

10.2+*        Second Amended and Restated 1984 Non-Qualified Stock Option Plan.

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

10.10A(3)     Amendment to Lease Agreement dated April 21, 1993 between the
              Company and Aetna Real Estate, L.P. (as assignee of Flanders
              Realty Trust).

10.10B* Fifth Lease Extension and Modification Agreement made as of October 15, 1997 between Aetna Real Estate Associates and the Company.

10.11(1) Lease dated July 26, 1989 among the Company, Banyan Systems (UK) Limited and Grosvenor Square Properties Developments Limited.

10.13(4) Joint Venture Agreement dated March 22, 1995 between the Company and Marubeni Corporation.

10.13A(5)     Joint Venture Agreement dated June 15, 1995 between and among, the Company, Marubeni Corporation and NTT Advanced Technology
              Corporation.

10.14+* Senior Executive Termination Benefits Agreement dated September 15, 1997 between the Company and Richard M. Spaulding.

10.15(9) Loan and Security Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Company.

10.16* Consent and Amendment to Loan and Security Agreement dated as of March 5, 1998 by and between Foothill Capital Corporation and the Company.

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

10.19(10)     Warrant to purchase shares of Series B Convertible Preferred
              Stock issued by the Company to HarbourVest as of March 5, 1998.

10.20(10)     Warrant to purchase shares of Series C Convertible Preferred
              Stock issued by the Company to HarbourVest as of March 5, 1998.

10.21+* Separation Agreement and Release and Waiver of Claims dated as of May 31, 1997 between the Company and David C. Mahoney.

10.22+* Employment Letter dated as of May 31, 1997 between the Company and Robert D. Burke.

10.23+* Employment Letter dated as of May 31, 1997 between the Company and William E. Warner, Jr.

13** Selected portions of Annual Report to Shareholders for the year ended December 31, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21*           Subsidiaries of the Company.

23**          Consent of Coopers & Lybrand L.L.P.

27.1*         Financial Data Schedule.

27.2* Restated Financial Data Schedule for the nine months ended September 30, 1997.

27.3*         Restated Financial Data Schedule for the six months ended
              June 30, 1997.

27.4*         Restated Financial Data Schedule for the three months ended
              March 31, 1997.

27.5* Restated Financial Data Schedule for the fiscal year ended December 31, 1996.

27.6* Restated Financial Data Schedule for the nine months ended September 30, 1996.

27.7*         Restated Financial Data Schedule for the six months ended
              June 30, 1996.

27.8*         Restated Financial Data Schedule for the three months ended
              March 31, 1996.

+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
*    Previously filed.
**   Amended and restated as filed herewith.
(1) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-1 (File No. 33-49194).
(2) Incorporated herein by reference to the exhibits to the Company's Registration statement on Form S-8 (File No. 33-54140).
(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal year ended June 30, 1997.
(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1997.
(10) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 5, 1998.