Form 10-Q
period 1998-03-31
BANYAN SYSTEMS INC
filed 1998-05-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter ended March 31, 1998      Commission File Number 0-20364

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

Yes     X          No
    -----------        ----------------

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

              Class                               Number of Shares Outstanding
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                     20,074,024

                          BANYAN SYSTEMS INCORPORATED

                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                3
                  March 31, 1998 and December 31, 1997

                  Consolidated Statements of Operations                      4
                  Three months ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows                      5
                  Three months ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial          9
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About            12
                  Market Risk

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                 13

         Item 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURE                                                                   15

EXHIBIT INDEX                                                               16

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

                         PART I - FINANCIAL INFORMATION

iTEM 1.   FINANCIAL STATEMENTS
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ASSETS                                      March 31, 1998          December 31, 1997
                                                                       -----------------------  -----------------------
 Current assets:
  Cash and cash equivalents                                                    $ 19,119              $  6,674
  Marketable securities                                                           3,087                 4,202
    Accounts receivable, less allowances of  $3,169 and $3,721                   13,496                16,960
  Inventories                                                                     1,222                 1,023
    Other current assets                                                          3,390                 3,113
                                                                               --------              --------
      Total current assets                                                       40,314                31,972
Property and equipment:
  Computers and peripherals                                                      23,783                23,848
  Equipment                                                                       9,644                 9,587
  Furniture and fixtures                                                          2,730                 2,725
  Leasehold improvements                                                          2,438                 2,536
                                                                               --------              --------
      Total                                                                      38,595                38,696
  Less accumulated depreciation and amortization                                 33,556                32,886
                                                                               --------              --------
      Property and equipment, net                                                 5,039                 5,810
Other assets, net of accumulated amortization of $1,731 and $3,770                4,899                 5,146
                                                                               --------              --------
           Total assets                                                        $ 50,252              $ 42,928
                                                                               ========              ========
                 LIABILITIES
Current liabilities:
  Accounts payable                                                                2,679                 2,039
    Accrued compensation                                                          3,182                 5,222
  Accrued expenses                                                                5,826                 6,165
  Accrued costs for restructuring and other charges                                 690                   939
  Income taxes payable                                                              157                   270
  Note payable                                                                    1,154                 1,139
  Deferred revenue                                                               17,803                18,930
                                                                               --------              --------
           Total current liabilities                                             31,491                34,704
Software licenses payable, non-current                                              590                   590
Minority interest in consolidated subsidiary                                      2,380                 2,557

STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value; authorized 1,000,000
 shares; 263,158 and none issued and outstanding                                      3                     -

Common stock, $.01 par value; authorized 25,000,000 shares; issued
 and outstanding 19,677,674 and 19,346,677 shares                                   198                   193

Additional paid-in capital                                                       76,299                66,020
Accumulated deficit                                                             (32,323)              (32,700)
Treasury stock at cost; 1,848,000 shares of common stock                        (28,564)              (28,564)
Accumulated other comprehensive income                                              178                   128
                                                                               --------              --------
          Total stockholders' equity                                             15,791                 5,077
                                                                               --------              --------
      Total liabilities and stockholders' equity                               $ 50,252              $ 42,928
                                                                               ========              ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              Three Months Ended
                                                  March 31,
                                             --------------------
                                               1998       1997
                                             ---------  ---------
Revenues:
 Software                                     $11,718    $16,378
 Services                                       4,955      3,643
 Internet advertising                           1,080         10
                                              -------    -------

   Total revenues                              17,753     20,031

Cost of revenues:
 Software                                       1,287      2,598
 Services                                       3,133      2,617
 Internet advertising                             472        146
                                              -------    -------

   Total cost of revenues                       4,892      5,361
                                              -------    -------

Gross margin                                   12,861     14,670

Operating expenses:
 Sales and marketing                            8,196     12,982
 Product development                            2,847      4,728
 General and administrative                     1,481      3,348
                                              -------    -------
   Total operating expenses                    12,524     21,058
                                              -------    -------

Income/(loss) from operations                     337     (6,388)

Other income/(expense):
 Interest income                                  150        142
 Interest expense                                 (22)       (24)
 Other, net                                       (21)       (32)
                                              -------    -------
   Total other income                             107         86
                                              -------    -------

Income/(loss) before income taxes                 444     (6,302)
Provision for income taxes                         67         90
                                              -------    -------
Net income/(loss)                             $   377    $(6,392)
                                              =======    =======
Income/(loss) per common share:
     Basic                                      $0.02     ($0.37)
                                              =======    =======
     Diluted                                    $0.02     ($0.37)
                                              =======    =======

Weighted average number of common shares:
     Basic                                     17,672     17,251
                                              =======    =======
     Diluted                                   19,880     17,251
                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Three Months Ended March 31,
                                                                                    -----------------------------
                                                                                          1998             1997
                                                                                    --------------    -----------
Cash flows from operating activities:
 Net income/(loss)                                                                       $   377      $(6,392)
 Adjustments to reconcile net income/(loss)to net cash provided by/(used in) operating activities:
  Depreciation and amortization                                                            1,348        2,213
  Non cash charges - issuance of stock                                                         -          721
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                         3,477        1,348
   (Increase)/decrease in inventories                                                       (210)       1,029
   (Increase)/decrease in other current assets                                              (277)         572
   (Decrease) in other liabilities                                                          (162)        (231)
   (Decrease) in accounts payable and accrued compensation and expenses                   (1,719)      (3,964)
   (Decrease) in accrued costs for restructuring and other charges                          (249)      (1,771)
   (Decrease) in software licenses payable, net                                                -         (244)
   (Decrease)/increase in income taxes payable                                              (113)           6
   (Increase) in other non current assets                                                      -         (207)
   (Decrease)/increase in deferred revenue                                                (1,128)         863
                                                                                         -------      -------
 Net cash provided by/(used in) operating activities                                       1,344       (6,057)

Cash flows from investing activities:
 Capital expenditures                                                                       (332)        (403)
 Capitalization of software costs                                                              -         (323)
 Proceeds from marketable securities, net                                                  1,123        1,360
                                                                                         -------      -------
 Net cash provided by investing activities                                                   791          634

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                                 9,500            -
 Proceeds from stock plan purchases and stock options                                        787          594
                                                                                         -------      -------
 Net cash provided by financing activities                                                10,287          594

Effect of exchange rate changes on cash and cash equivalents                                  23         (108)
                                                                                         -------      -------

Net increase/(decrease) in cash and cash equivalents                                      12,445       (4,937)
Cash and cash equivalents at beginning of the period                                       6,674       10,613
                                                                                         -------      -------
Cash and cash equivalents at end of the period                                           $19,119      $ 5,676
                                                                                         =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 1998, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.


B.   INVENTORIES:

    Inventories consist of the following at:
    (in thousands)                              March 31, 1998  December 31, 1997
                                                --------------  -----------------

      Purchased parts                               $  359           $  356
      Work in process                                  240              270
      Finished goods                                   623              397
                                                    ------           ------
                                                    $1,222           $1,023
                                                    ======           ======

C.    REPORTABLE SEGMENTS:

Banyan Systems Incorporated has two reportable segments: Network software and services, and Internet advertising. The Company's network software and services segment designs, develops and markets standards-based networking directory and messaging products that help people communicate across enterprise networks, intranets and the Internet. In addition, the network software and services segment delivers professional services including technical support, education and consulting, including network performance, integration and Year 2000 compliance services. The Company's Internet advertising segment is organized as a majority-owned subsidiary, Switchboard Incorporated, and generates advertising revenue from major domestic corporations through its Internet people-to-people and business directory services. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

         SEGMENT INFORMATION FOR THE THREE-MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                  Network           Internet
                           Software and Services  Advertising    Total Company
                           ---------------------  ------------   -------------

Revenues
  Network software              $11,718               $     -         $11,718
  Network services                4,955                     -           4,955
  Internet advertising                -                 1,080           1,080
                                -------               -------         -------
   Total revenue                 16,673                 1,080          17,753

Cost of revenues                  4,420                   472           4,892
                                -------               -------         -------

Gross margin                     12,253                   608          12,861

Operating expenses               10,216                 2,308          12,524
                                -------               -------         -------

Operating income/(loss)         $ 2,037               $(1,700)        $   337
                                =======               =======         =======

Total assets                    $48,713               $ 1,539         $50,252
                                =======               =======         =======


D.  EARNINGS PER SHARE:

The Company computes basic and diluted earnings per share in accordance with SFAS 128, "Earnings Per Share," which the Company adopted as of December 31, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive for the period ended March 31, 1997. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:


For the three months ended March 31,     1998      1997
--------------------------------------  -------  ---------

Basic earnings per share
 Numerator:
   Net income/(loss)                    $   377   $(6,392)
 Denominator:
   Common shares outstanding             17,672    17,251
                                        -------   -------
 Basic EPS                                $0.02    $(0.37)
                                        =======   =======

Diluted earnings per share
 Numerator:
   Net income/(loss)                    $   377   $(6,392)
 Denominator:
   Common shares outstanding             17,672    17,251
   Common stock equivalents               2,208        --
                                        -------   -------
     Total Shares                        19,880    17,251
                                        -------   -------
 Diluted EPS                            $  0.02   $ (0.37)
                                        =======   =======


Options and warrants to purchase 1,449,000 shares of Common Stock outstanding during the quarter ended March 31, 1998 were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of Common Stock during the quarter. Options to purchase 2,486,000 shares of Common Stock outstanding during the quarter ended March 31, 1997 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Earnings per share have been restated for all periods presented to reflect the adoption of SFAS No. 128.

E.  COMPREHENSIVE INCOME

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components, SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

                                            Three Months Ended
                                     March 31, 1998    March 31, 1997
                                     --------------    --------------
Net income/(loss)                         $377            $(6,392)
Other comprehensive income                  50                  1
                                          ----            -------
Comprehensive income/(loss)               $427            $(6,391)
                                          ====            =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month periods ended March 31, 1998 and 1997 were $17.8 million and $20.0 million, respectively. The decrease in 1998 was due to lower software revenues offset in part by increases in services and internet advertising revenues. The Company's software revenues decreased by 28% compared to the corresponding period in 1997 to $11.7 million. The decline in software revenues in 1998 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, as a result of competitive product offerings, and a decline in sales of third-party products as a result of the Company's focus on its core product set as part of its restructuring and other activities in the quarter ended June 30, 1997. Services revenues increased by 36% compared to the corresponding period in 1997 to $5.0 million. The increase in services revenues in 1998 was attributable primarily to additional revenues generated from consulting services. Internet advertising revenues increased to $1.1 million during the quarter ended March 31, 1998 as a result of increased revenues generated by Switchboard Incorporated, the Company's ninety percent owned Internet subsidiary "Switchboard"). International revenues for the three-month periods ended March 31, 1998 and 1997 were $5.5 million and $6.2 million, respectively. The decrease in 1998 was primarily due to delayed purchasing decisions in Southeast Asia due to continued economic uncertainty in the region as a result of financial market instability. International revenues accounted for 31% of total revenues for the three-month periods ending March 31, 1998 and 1997.

Gross margins for software were $10.4 million, or 89%, for the three-month period ended March 31, 1998, compared with $13.8 million, or 84%, for the corresponding period in 1997. The increase in gross margin percentage was primarily due to lower overhead costs as a result of the reduction in force as part of the Company's restructuring in the quarter ended June 30, 1997. The decrease in gross margin dollars was due to lower sales volume.

Gross margins for services were $1.8 million, or 37%, for the three-month period ended March 31, 1998, compared with $1.0 million, or 28%, for the corresponding period in 1997. The increase in gross margin percentage was primarily due to increased revenues on lower overhead costs as a result of the reduction in force as part of the Company's restructuring in the quarter ended June 30, 1997. The increase in gross margin dollars was due primarily to increased revenues from consulting services.

Gross margins for Internet advertising were $0.6 million, or 56%, for the three-month period ended March 31, 1998, compared with ($0.1) million, for the corresponding period in 1997. The increase in gross margin dollars and percentage was primarily due to an increase in revenues offset in part by an increase in variable costs. Cost of Internet advertising revenues consists primarily of data communications, labor, and depreciation expenses related to the operation of the Switchboard Internet website, as well as fees for personal and business names and listings.

Sales and marketing expenses decreased 37% to $8.2 million for the three-month period ended March 31, 1998, compared to the corresponding period in 1997. This decrease was primarily due to lower sales staffing and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended June 30, 1997, as well as redeployment of staff into the Company's expanding consulting service activities. Additionally, variable sales costs, including commissions, decreased due to lower revenues in the quarter ended March 31, 1998 when compared to the corresponding period in the prior year. Offsetting these decreases was increased promotional investment in the Internet advertising segment required to continue to increase site traffic. Sales and marketing expenses as a percentage of revenues were 46% and 65% for the three-month periods ended March 31, 1998 and 1997, respectively.

Product development expenses decreased 40% to $2.8 million for the three-month period ended March 31, 1998, compared to the corresponding period in 1997. This decrease was primarily due to lower headcount in the quarter ended March 31, 1998 when compared to the corresponding period in the prior year as a result of the Company's reorganization in the quarter ended June 30, 1997. The Company continues to focus its product development resources on enhancing its existing product offerings, Internet-related product initiatives, and Switchboard technology and services. Additionally, the Company continues to employ resources to ensure its products offerings will be year 2000 compliant. The Company released year 2000 compliant versions of VINES and StreetTalk for Windows NT on April 3, 1998 and April 30, 1998, respectively. It is the Company's intention to modify and test all of its remaining product offerings for year 2000 compliance by the end of 1998. Product development expenses as a percentage of revenues were 16% and 24% for the three-month periods ended March 31, 1998 and 1997, respectively. Software costs of $324,000 were capitalized in the three-month period ended March 31, 1997. The amount capitalized represented 6% of product development expenditures for the three-month period ended March 31, 1997. There were no amounts capitalized during the period ended March 31, 1998.

General and administrative expenses decreased 56% to $1.5 million for the three-month period ended March 31, 1998, compared to the same period in 1997. This decrease was primarily attributable to a one-time non-cash charge of $721,000 for common stock issued as an executive signing bonus in the quarter ended March 31, 1997, and lower administrative and personnel costs as a result of the reduction in work force as part of the Company's reorganization in the quarter ended June 30, 1997. General and administrative expenses as a percentage of revenue were 8% and 17% for the three-month periods ended March 31, 1998 and 1997, respectively.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month periods ended March 31, 1998 and 1997.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures and the intended effects of the Company's restructuring, sales and marketing, and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the factors listed under "Factors Affecting Future Operating Results" in the Company's 10-K for the year ended December 31, 1997, which are incorporated herein by reference, as well as the following factors:

In 1997 and the first quarter of 1998, a majority of the Company's network sales were to existing customers for upgrade, expansion of their networks, or consulting delivery. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products and services. There can be no assurance that the Company will be successful in its sales and marketing efforts. In addition, in 1997 and the first quarter of 1998, the Company experienced extended selling cycles due to competitive products introduced by other vendors, an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company's results in 1997 and the first quarter of 1998 were adversely affected by delays in the localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. The Company introduced Year 2000 compliant versions of its VINES and StreetTalk for Windows NT products on April 3, 1998 and April 30, 1998, respectively. On April 27, 1998, the Company introduced the Banyan Intranet Messaging Suite, a product which when added to a customer's StreetTalk for Windows NT network, can deploy a variety of standards-based mail clients while maintaining a unified messaging back-end and enterprise directory service. Failure of these products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The Company has invested significant resources to develop products and services to bring the Company's directory and messaging capabilities to Internet users. In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for Internet users. The Company has limited experience in developing or selling products for the Internet, and the success of the Company will depend in part on its ability to enter into strategic alliances with other Internet providers. Any delay in developing additional or enhanced products and services for the Internet or failure of its Internet products and services to achieve increase market acceptance could have a material adverse effect on the Company's future results of operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $(2.7) million at December 31, 1997 to $8.8 million at March 31, 1998. At March 31, 1998, cash and cash equivalents combined with short-term marketable securities were $22.2 million, compared with $10.9 million at December 31, 1997. Cash and cash equivalents increased $12.4 million resulting in a cash balance of $19.1 million at March 31, 1998. This increase was due primarily to net proceeds of $9.5 million from an equity investment by HarbourVest Partners LLC, a $3.5 million decrease in accounts receivable, net proceeds from the sale of marketable securities of $1.1 million, proceeds from stock plan purchases and stock options of $0.8 million, and various other operating, financing and investing activities. This was offset by decreases in accounts payable and accrued compensation and expenses of $1.7 million and a decrease in deferred revenues of $1.1 million.

In April 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded net pre-tax restructuring and other charges of $8.0 million. The restructuring and other charges are expected to reduce cash flow by approximately $3.1 million, of which $2.8 million had been expended through March 31, 1998. In the quarter ended December 31, 1996, the Company recorded a restructuring charge of $5.5 million. The restructuring charge is expected to reduce cash flow by approximately $3.8 million, of which $3.5 million had been expended through March 31, 1998. Management believes that remaining accrued balances are adequate to cover future expenditures associated with the 1997 and 1996 restructuring and other charges.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Current Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term and is renewable thereafter for successive one year periods. Each year during the initial term of the Credit Agreement, Foothill will be granted warrants to purchase 75,000 shares of the Company's common stock at the then current fair market value. There were no amounts outstanding under the line of credit agreement during the period ended March 31, 1998.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and an available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Not applicable.

                          BANYAN SYSTEMS INCORPORATED

                          PART II -  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

On March 5, 1998, the Company issued and sold to HarbourVest Partners V-Direct Fund, L.P. ("HarbourVest") (i) 263,158 shares of Series A Convertible Preferred Stock, $.01 per value per share (the "Series A Preferred"), for $9,900,000, (ii) warrants to purchase 65,790 shares of Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Preferred"), with an exercise price of $45.00 per share (the "Series B Warrants") for $50,000 and (iii) warrants to purchase 65,790 shares of Series C Convertible Preferred Stock, $.01 par value per share (the "Series C Preferred, and collectively with the Series A Preferred and the Series B Preferred, the "Preferred Stock"), with an exercise price of $50.00 per share (the "Series C Warrants") for $50,000. Such sale of shares of Series A Preferred, Series B Warrants and Series C Warrants is referred to herein as the "HarbourVest Investment."

The HarbourVest Investment was effected pursuant Rule 506 under the Securities Act of 1933, as amended (the "Securities Act") and was therefore exempt from registration under the Securities Act. No underwriters were utilized in connection with the HarbourVest Investment, and no underwriting discounts or commissions were paid or incurred thereby.

Each share of Preferred Stock is initially convertible, at the option of the holder, into ten shares of Common Stock, $.01 par value per share (the "Common Stock" thereof), subject to adjustment for certain dilutive issuances.

So long as HarbourVest owns in excess of 50% of the outstanding shares of Series A Preferred, the holders of Series A Preferred are entitled to elect one member of the Company's Board of Directors. The consent of the holders of over 50% of the outstanding shares of Preferred Stock, voting separately as one class, is required for the Company to take certain actions which may limit the rights and powers of or otherwise diminish the superiority of the Preferred Stock. Other than such rights and except as provided by law, the holders of shares of Preferred Stock vote together (on an as converted basis) with the holders of shares of Common Stock. Holders of shares of Preferred Stock are entitled to a liquidation preference over the Common Stock in proportion to the initial investment in such shares of Preferred Stock. The Company may not pay dividends or otherwise make a distribution on the Common Stock, unless simultaneously therewith such payment or distribution is made to the Preferred Stock (on an as converted basis).

In the event of a sale, merger or similar transaction involving Switchboard, HarbourVest shall have the right to exchange a certain percentage of its shares of the Company (initially 50%) for its pro rata portion of the proceeds received by the Company in such transaction.

On May 12, 1998, at the Company's 1998 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to its Second Restated Articles of Organization, as amended, increasing the number of shares of Common Stock authorized for issuance by the Company to 35,000,000 shares.

On January 2, 1998, the Company issued and sold to William P. Ferry, President, Chief Executive Officer and Chairman of the Board of the Company, 160,000 shares of Common Stock for an aggregate purchase price of $1,600 (the "Employment Issuance"). The Employment Issuance and sale was effected pursuant to the terms of the Employment Agreement, as amended, between the Company and Mr. Ferry. As the Employment Issuance did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. No underwriters were utilized in connection with the Employment Issuance, and no underwriting discounts or commissions were paid or incurred thereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

         (b) A Current Report on Form 8-K was filed by the Company on March 10, 1998. The Company reported under Item 5 (Other Events) the issuance and sale to HarbourVest of 263,158 shares of Series A Preferred, the Series B Warrants and the Series C Warrants.

             A Current Report on Form 8-K was filed by the Company on January 29, 1998. The Company filed under Item 5 (Other Events) a press release announcing the Company's financial results for the fiscal quarter and the fiscal year ended December 31, 1997 (the "January 29, 1998 Press Release"). The January 29, 1998 Press Release contained the unaudited Consolidated Statements of Operations of the Company for the fiscal quarters ended December 31, 1996 and December 31, 1997.

                          BANYAN SYSTEMS INCORPORATED
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BANYAN SYSTEMS INCORPORATED



Date:   May 14, 1998           By: /s/ Richard M. Spaulding
                                   ------------------------------------------
                                   Richard M. Spaulding
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                           EXHIBIT INDEX

EXHIBIT NUMBER             TITLE OF DOCUMENT
--------------             -----------------


27                         Financial Data Schedule.