Form 10-Q
period 1998-06-30
BANYAN SYSTEMS INC
filed 1998-08-14
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


   For the quarter ended June 30, 1998      Commission File Number 000-20364

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

Yes   X     No
   -------    -------

Number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

              Class                        Number of Shares Outstanding
    -----------------------------          ----------------------------
Common Stock, par value $.01 per share              20,205,156

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements
                    Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997                                     3

                    Consolidated Statements of Operations
                    Three and Six months ended June 30, 1998 and 1997                       4

                    Consolidated Statements of Cash Flows
                    Six months ended June 30, 1998 and 1997                                 5

                    Notes to Consolidated Financial Statements                              6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     9

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                                            13

PART II. OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                    14

         Item 5.    Other Matters                                                          14

         Item 6.    Exhibits and Reports on Form 8-K                                       15

SIGNATURE                                                                                  16

EXHIBIT INDEX                                                                              17


This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business and the Company's liquidity and capital resources for the next 12 months. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                        PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                 ASSETS                                                     June 30, 1998          December 31, 1997
                                                                       -----------------------  -----------------------
 Current assets:
  Cash and cash equivalents                                                    $ 22,241                 $  6,674
  Marketable securities                                                             127                    4,202
  Accounts receivable, less allowances of $2,678 and $3,721                      13,428                   16,960
  Inventories                                                                     1,071                    1,023
  Other current assets                                                            3,423                    3,113
                                                                               --------                 --------
      Total current assets                                                       40,290                   31,972
Property and equipment:
  Computers and peripherals                                                      24,540                   23,848
  Equipment                                                                       9,907                    9,587
  Furniture and fixtures                                                          2,715                    2,725
  Leasehold improvements                                                          2,450                    2,536
                                                                               --------                 --------
      Total                                                                      39,612                   38,696
  Less accumulated depreciation and amortization                                 34,382                   32,886
                                                                               --------                 --------
      Property and equipment, net                                                 5,230                    5,810
Other assets, net of accumulated amortization of $1,988 and $3,770                3,288                    5,146
                                                                               --------                 --------
           Total assets                                                        $ 48,808                 $ 42,928
                                                                               ========                 ========
                 LIABILITIES
Current liabilities:
  Accounts payable                                                             $  2,137                 $  2,039
  Accrued compensation                                                            4,182                    5,222
  Accrued expenses                                                                6,208                    6,165
  Accrued costs for restructuring and other charges                                 761                      939
  Income taxes payable                                                              133                      270
  Note payable                                                                        -                    1,139
  Deferred revenue                                                               16,041                   18,930
  Long-term debt current portion                                                    500                        -
                                                                               --------                 --------
           Total current liabilities                                             29,962                   34,704
Software licenses payable, non-current                                                -                      590
Long-term debt                                                                      600                        -
Minority interest in consolidated subsidiaries                                    2,166                    2,557

                 STOCKHOLDERS'  EQUITY
Convertible preferred stock, $.01 par value; authorized 1,000,000
 shares;   issued and outstanding 263,158 and none.                                   3                        -
Common stock, $.01 par value; authorized 35,000,000 shares; issued
 and outstanding 20,149,699 and 19,346,677 shares                                   203                      193

Additional paid-in capital                                                       77,356                   66,020
Accumulated deficit                                                             (33,096)                 (32,700)
Treasury stock at cost; 1,848,000 common shares                                 (28,564)                 (28,564)
Accumulated other comprehensive income                                              178                      128
                                                                               --------                 --------
          Total stockholders' equity                                             16,080                    5,077
                                                                               --------                 --------
      Total liabilities and stockholders' equity                               $ 48,808                 $ 42,928
                                                                               ========                 ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                             --------------------  -------------------
                                               1998       1997       1998      1997
                                             ---------  ---------  --------  ---------

Revenues:
  Software                                    $10,792   $ 13,857   $22,510   $ 30,235
  Services                                      5,638      3,160    10,593      6,803
  Internet advertising                          1,706         56     2,786         66
                                              -------   --------   -------   --------
       Total revenues                          18,136     17,073    35,889     37,104

Cost of revenues:
  Software                                      1,331      1,531     2,618      4,129
  Services                                      3,603      2,476     6,736      5,093
  Internet advertising                            556        169     1,028        315
                                              -------   --------   -------   --------
       Total cost of revenues                   5,490      4,176    10,382      9,537
                                              -------   --------   -------   --------

Gross margin                                   12,646     12,897    25,507     27,567

Operating expenses:
  Sales and marketing                           7,664     10,196    15,860     23,178
  Product development                           2,915      4,351     5,762      9,079
  General and administrative                    1,597      2,343     3,078      5,691
  Purchased research and development            1,400          -     1,400          -
  Restructuring and other charges                   -      9,700         -      9,700
                                              -------   --------   -------   --------
       Total operating expenses                13,576     26,590    26,100     47,648
                                              -------   --------   -------   --------

 Loss from operations                            (930)   (13,693)     (593)   (20,081)

Other income/(expense):
  Interest income                                 195        134       345        276
  Interest expense                                (11)       (25)      (33)       (50)
  Other, net                                      129        (10)      108        (41)
                                              -------   --------   -------   --------
       Total other income/(expense)               313         99       420        185
                                              -------   --------   -------   --------

 Loss before income taxes                        (617)   (13,594)     (173)   (19,896)

Provision for income taxes                        156         71       223        161
                                              -------   --------   -------   --------
Net loss                                      $  (773)  $(13,665)  $  (396)  $(20,057)
                                              =======   ========   =======   ========
Net loss per common share:
  Basic                                        $(0.04)    $(0.79)   $(0.02)    $(1.16)
                                              =======   ========   =======   ========
  Diluted                                      $(0.04)    $(0.79)   $(0.02)    $(1.16)
                                              =======   ========   =======   ========

Weighted average number of common shares:
  Basic                                        18,055     17,306    17,863     17,279
                                              =======   ========   =======   ========
  Diluted                                      18,055     17,306    17,863     17,279
                                              =======   ========   =======   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      Six Months Ended June 30,
                                                                                              --------------------------------------

                                                                                                        1998              1997
                                                                                              --------------------------------------

Cash flows from operating activities:
 Net loss                                                                                            $  (396)           $(20,057)
 Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
  Depreciation and amortization                                                                        2,447               4,350
  Purchased research and development charge                                                            1,400                   -
  Restructuring and other charges, non cash portion                                                        -               6,567
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                                     3,434               8,113
   (Increase)/decrease in inventories                                                                    (59)              1,161
   (Increase)/decrease in other current assets                                                          (341)              1,052
   (Decrease) in other liabilities                                                                      (566)               (374)
   (Decrease) in accounts payable and accrued compensation and expenses                               (1,162)             (4,090)
   (Decrease) in accrued costs for restructuring and other charges                                      (328)               (329)
   (Decrease) in software licenses payable, net                                                            -                (244)
   (Decrease)/increase in income taxes payable                                                          (137)                 78
   Decrease in other non current assets                                                                    -                  99
   (Decrease) in deferred revenue                                                                     (2,862)             (1,864)
                                                                                                     -------            --------
 Net cash provided by/(used in) operating activities                                                   1,430              (5,538)

Cash flows from investing activities:
 Capital expenditures                                                                                   (921)               (828)
 Minority interest equity investments                                                                      -                  50
 Capitalization of software costs                                                                          -                (613)
 Acquisition of software licenses                                                                          -                (150)
 Proceeds from marketable securities, net                                                              4,083               2,765
 Acquisition of technology                                                                              (500)                  -
                                                                                                     -------            --------
 Net cash provided by investing activities                                                             2,662               1,224

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                                             9,500                   -
 Proceeds from stock plan purchases and stock options                                                  1,849                 591
                                                                                                     -------            --------
 Net cash provided by financing activities                                                            11,349                 591

Effect of exchange rate changes on cash and cash equivalents                                             126                (191)
                                                                                                     -------            --------

Net increase/(decrease) in cash and cash equivalents                                                  15,567              (3,914)
Cash and cash equivalents at beginning of the period                                                   6,674              10,613
                                                                                                     -------            --------
Cash and cash equivalents at end of the period                                                       $22,241            $  6,699
                                                                                                     =======            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of June 30, 1998, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

B.   INVENTORIES:

     Inventories consist of the following at:

             (in thousands)                  June 30, 1998  December 31, 1997
                                             -------------  -----------------

     Purchased parts                            $  370           $  356
     Work in process                               210              270
     Finished goods                                491              397
                                                -------          -------
                                                $1,071           $1,023
                                                =======          =======

C.   REPORTING SEGMENTS:

     Banyan Systems Incorporated has two reportable segments: Network software and services, and Internet advertising. The Company's network software and services segment designs, develops and markets standards-based networking directory and messaging products that help people communicate across enterprise networks, intranets and the Internet. In addition, the network software and services segment delivers professional services including technical support, education and consulting, including network performance, integration and Year 2000 compliance services. The Company's Internet advertising segment is organized as a majority-owned subsidiary, Switchboard Incorporated, and generates advertising revenue through its Internet people-to-people and business directory services. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

           SEGMENT INFORMATION FOR THE SIX-MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                      Network          Internet      Total
                                Software & Services  Advertising    Company
                                -------------------  ------------  ---------

    Revenues
       Network software              $22,510           $     -      $22,510
       Network services               10,593                 -       10,593
       Internet advertising                -             2,786        2,786
                                     -------           -------      -------
         Total revenue                33,103             2,786       35,889

     Cost of revenues                  9,354             1,028       10,382
                                     -------           -------      -------

     Gross margin                     23,749             1,758       25,507

     Operating expenses               20,595             5,505       26,100
                                     -------           -------      -------

     Operating income/(loss)         $ 3,154           $(3,747)     $  (593)
                                     =======           =======      =======

     Total assets                    $45,662           $ 3,146      $48,808
                                     =======           =======      =======

D.   EARNINGS PER SHARE

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive for the periods ended June 30, 1998 and 1997. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------   ---------------------
                                                1998       1997       1998        1997
                                              ---------  --------   ---------  ----------
     (in thousands, except per share data)
     Basic earnings per share
       Numerator:
          Net loss                            $  (773)   $(13,665)   $  (396)   $(20,057)
       Denominator:
          Common shares outstanding            18,055      17,306     17,863      17,279
                                              -------    --------    -------    --------
       Basic EPS                              $ (0.04)   $  (0.79)   $ (0.02)   $  (1.16)
                                              =======    ========    =======    ========
     Diluted earnings per share
       Numerator:
          Net loss                            $  (773)   $(13,665)   $  (396)   $(20,057)
       Denominator:
          Common shares outstanding            18,055      17,306     17,863      17,279
          Common stock equivalents                  -           -          -           -
                                              -------    --------    -------    --------
             Total shares                      18,055      17,306     17,863      17,279
                                              -------    --------    -------    --------
       Diluted EPS                            $ (0.04)   $  (0.79)   $ (0.02)   $  (1.16)
                                              =======    ========    =======    ========

     Options and warrants to purchase 2,629,000 and 759,000 shares of Common Stock outstanding during both the three-months and six-months ended June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

E.   COMPREHENSIVE INCOME

     In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income", SFAS 130 requires standards for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                                                Six months ended
                                                 (in thousands)
                                        June 30, 1998      June 30, 1997
                                        -------------      -------------

          Net loss                          $(396)           $(20,057)
          Other comprehensive income           50                  14
                                            -----            --------

          Comprehensive loss                $(346)           $(20,043)
                                            =====            ========

F.   PURCHASED TECHNOLOGY

     On May 18, 1998, Switchboard Incorporated, a majority-owned subsidiary of the Company, acquired the assets, technology and website of the MapsOnUs(TM) Internet mapping operation from Lucent Technologies Inc. The purchase price was first allocated to purchased technology related to the mapping operation ($200,000) which is being amortized over two years. The Company will incur ongoing research and development expenses for the development and repositioning of the technology. A charge for purchased research and development for technology which has yet to reach feasibility of $1,400,000 was recorded upon the closing of the acquisition.

                         BANYAN SYSTEMS INCORPORATED
                                    ITEM 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended June 30, 1998 were $18.1 million, which represented a 6.2% increase when compared to the corresponding period in 1997. This increase was due in part to incremental revenues from services and Internet advertising offset by a decrease in software revenues. Total revenues for the six-month period ended June 30, 1998 were $35.9 million, which represented a 3.3% decrease when compared to the corresponding period in 1997. This decrease was due primarily to lower software revenues which were offset in part by increases in services and Internet advertising revenues. The Company's software revenues for the three-month period ended June 30, 1998 decreased by $3.1 million, or 22%, when compared to the corresponding period in 1997. The Company's software revenues in the six-month period ended June 30, 1998, decreased by $7.7 million, or 26%, when compared to the corresponding period in 1997. The decline in software revenues in 1998 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, primarily as a result of competitive product offerings, offset in part by an increase in sales of third-party products. Services revenues increased by $2.5 million, or 78%, and $3.8 million, or 56%, for the three-month and six-month periods ended June 30, 1998, when compared to the corresponding periods in 1997. The increase in services revenues in 1998 was attributable primarily to additional revenues generated from consulting services. Internet advertising revenues increased to $1.7 million and $2.8 million for the three and six month periods ended June 30, 1998 primarily due to increased yellow pages advertising revenues related to major sponsorships generated by Switchboard Incorporated, the Company's majority owned Internet subsidiary ("Switchboard").

International revenues for the three-month and six-month periods ended June 30, 1998 were $5.7 million and $11.2 million, respectively, compared with $5.1 million and $11.3 million for the corresponding periods in 1997. The increase for the three-month period ended June 30, 1998 was primarily due to additional revenues from consulting services. The decrease for the six-month period ended June 30, 1998 was primarily due to delayed purchasing decisions in Southeast Asia due to continued uncertainty in the region as a result of financial market instability. International revenues accounted for 32% and 31% for the three and six month periods ended June 30, 1998, compared with 30% for both corresponding periods in 1997.

Gross margins for software were 88%, or $9.5 million, and 88%, or $19.9 million, for the three-month and six-month periods ended June 30, 1998, respectively, compared with 89%, or $12.3 million, and 86%, or $26.1 million, for the corresponding periods in 1997. The decrease in gross margin percentage for the three-month period ended June 30, 1998 when compared to the corresponding period last year was primarily related to higher levels of lower margin third party product applications. The increase in gross margin percentage for the six-month period ended June 30, 1998 when compared to the corresponding period last year was primarily due to reduced overhead costs as a result of the reduction in force as part of the Company's restructuring in the quarter ended June 30, 1997. The decreases in gross margin dollars for the three-month and six-month periods ended June 30, 1998 were primarily due to lower sales volume in the current year periods.

Gross margins for services were 36%, or $2.0 million, and 36%, or $3.9 million, for the three-month and six-month periods ended June 30, 1998, respectively, compared with 22%, or $0.7 million, and 25%, or $1.7 million, for the corresponding periods in 1997. The increase in gross margin percentage in 1998 was primarily due to increased revenues and better utilization of delivery personnel. The increase in gross margin dollars in 1998 was due to increased revenues from consulting services.

Gross margins for Internet advertising were 67% or $1.2 million, and 63%, or $1.8 million for the three-month and six-month periods ended June 30, 1998, respectively, compared with $(0.1) million and $(0.2) million for the corresponding periods in 1997. The increase in gross margin dollars and percentage was due to an increase in revenues offset in part by an increase in variable costs. Cost of Internet advertising revenues consists primarily of data communications, labor, and depreciation expenses related to the operation of the Switchboard Internet website, as well as fees for personal and business names and listings.

Sales and marketing expenses of $7.7 million and $15.9 million for the three-month and six-month periods ended June 30, 1998, respectively, represented decreases of 25% and 32% compared to the corresponding periods in 1997. The decreases were primarily due to lower sales staffing and personnel costs as a result of the reduction in force as part of the Company's reorganization efforts in the quarter ended June 30, 1997, as well as redeployment of staff into the Company's expanding consulting service activities. Partially offsetting these decreases was increased promotional investment in the Internet advertising segment required to increase site traffic. Sales and marketing expenses as a percentage of revenues were 42% and 44% for the three-month and six-month periods ended June 30, 1998, as compared to 60% and 62% for the corresponding periods in 1997.

Product development expenses of $2.9 million and $5.8 million for the three-month and six-month periods ended June 30, 1998, respectively, represented decreases of 33% and 37%, respectively, over the corresponding periods in 1997. These decreases were primarily due to lower staff when compared to the corresponding periods in the prior year as a result of the Company's reorganization in the quarter ended June 30, 1997. The Company continues to focus its product development resources on enhancing its existing product offerings, Internet-related product initiatives, and Switchboard technology and services. Additionally, the Company continues to employ resources to ensure its product offerings will be year 2000 compliant. The Company released year 2000 compliant versions of VINES and StreetTalk for Windows NT in April 1998. It is the Company's intention to test and modify all of its remaining product offerings for year 2000 compliance by the end of 1998. Product development expenses as a percentage of revenues were approximately 16% for both the three-month and six-month periods ended June 30, 1998, as compared to 25% and 24% for the corresponding periods in 1997. Software costs of $100,000 and $424,000 were capitalized for the three-month and six-month periods ended June 30, 1997. The amounts capitalized represented 2% and 4% of product development expenditures for the three-month and six-month periods ended June 30, 1997, respectively. There were no amounts capitalized during the same periods in 1998.

General and administrative expenses of $1.6 million and $3.1 million for the three-month and six-month periods ended June 30, 1998, respectively, represented decreases of 32% and 46% when compared to the corresponding periods in 1997.
The decreases were due to lower administrative and personnel costs as a result of the reduction in staffing as part of the Company's reorganization efforts in the quarter ended June 30, 1997. General and administrative expenses as a percentage of revenues were 9% for both the three-month and six-month periods ended June 30, 1998, as compared to 14% and 15% for the corresponding periods in 1997.

On May 18, 1998, Switchboard Incorporated, the a majority-owned subsidiary of the Company, acquired the assets, technology and website of the MapsOnUs Internet mapping operation from Lucent Technologies Inc. The purchase price was first allocated to purchased technology related to the mapping operation ($200,000) which is being amortized over two years. The Company will incur ongoing research and development expenses for the development and repositioning of the technology. A charge for purchased research and development for technology which has yet to reach feasibility of $1,400,000 was recorded upon the closing of the acquisition.

On April 21, 1997, the Company announced a reorganization of its operations. As a result of this reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ended June 30, 1997. Subsequently, in the quarter ended December 31, 1998, the Company reversed previously recorded restructuring and other charges of $1.7 million related to the Company's better-than-expected progress in consolidating facilities and product lines, completing its severance programs, and selling and redeploying fixed assets. The net pre-tax restructuring and other charges of $8.0 million was composed of $1.4 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $1.7 million for the write-off of idle assets related to the restructuring, and $4.9 million for costs related to facility and product line consolidation. As of December 31, 1997, the restructuring resulted in 78 employee separations. The actions were substantially completed as of June 30, 1998.

Interest income was $195,000 and $345,000 for the three-month and six-month periods ended June 30, 1998, respectively, and represented increases of 46% and 25% from the corresponding periods in 1997. These increases were due to higher levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and six month periods ended June 30, 1998 and 1997, respectively.

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

In 1997 and the first six months of 1998, a majority of the Company's network sales were to existing customers for upgrade, expansion of their networks, or consulting delivery. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products and services. There can be no assurance that the Company will be successful in its sales and marketing efforts. In addition, in 1997 and the first six months of 1998, the Company experienced extended selling cycles due to competitive products introduced by other vendors, an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company's results in 1997 and the first six months of 1998 were adversely affected by delays in the localization of certain products, and there can be no assurance that the

Company will not experience similar delays in the future. The Company introduced Year 2000 compliant versions of its VINES and StreetTalk for Windows NT products in April 1998. In April 1998, the Company also introduced the Banyan Intranet Messaging Suite, a product which when added to a customer's StreetTalk for Windows NT network, can deploy a variety of standards-based mail clients while maintaining a unified messaging back-end and enterprise directory service. In June 1998, the Company introduced LDAP version 3.0 support for StreetTalk, a year 2000-ready network service that provides access to Banyan's StreetTalk directory services from LDAP-enabled applications. Failure of any of these products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

The Company has invested significant resources to develop products and services to bring the Company's directory and messaging capabilities to Internet users. In 1996, the Company, through a majority-owned subsidiary, Switchboard Incorporated, introduced Switchboard, a directory service for Internet users. The Company has limited experience in developing or selling products for the Internet, and the success of the Company will depend in part on its ability to enter into strategic alliances with other Internet providers. A significant percentage of the traffic on the Switchboard Internet website is attributable to the Company's marketing arrangements with America Online, Inc. ("AOL"), a minority owner of Switchboard Incorporated. Accordingly, a significant percentage of Switchboard's Internet advertising revenues are generally dependent on the marketing arrangements with AOL. These marketing arrangements can be terminated on short notice by AOL. Any such termination by AOL, or any other adverse change in the Company's relationship with AOL, could have a material adverse effect on the Company. In May 1998, Switchboard Incorporated acquired the assets, technology and Internet website of the MapsOnUs Internet mapping operation from Lucent Technologies Incorporated. Any delay in integrating the MapsOnUs technology into Switchboard, or any delay in developing additional or enhanced products and services for the Internet or failure of its Internet products and services to achieve increased market acceptance could have a material adverse effect on the Company's future results of operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $(2.7) million at December 31, 1997 to $10.3 million June 30, 1998. At June 30, 1998, cash and cash equivalents combined with short-term marketable securities were $22.4 million, compared with $10.9 million at December 31, 1997. Cash and cash equivalents increased $15.6 million resulting in a cash balance of $22.2 million June 30, 1998. This increase was due primarily to net proceeds of $9.5 million from an equity investment by HarbourVest Partners LLC, net proceeds from the sale of marketable securities of $4.1 million, a $3.4 million decrease in accounts receivable, proceeds from stock plan purchases and stock options of $1.8 million, and other various operating, financing and investing activities. This was partially offset by decreases in deferred revenues of $2.9 million, a decrease in accounts payable and accrued compensation and expenses of $1.2 million, and capital expenditures of $0.9 million.

In April 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded net pre-tax restructuring and other charges of $8.0 million. The restructuring and other charges are expected to reduce cash flow by approximately $3.1 million, of which $2.8 million had been expended through June 30, 1998. In the quarter ended December 31, 1996, the Company recorded a restructuring charge of $5.5 million. The restructuring charge is expected to reduce cash flow by approximately $3.8 million, of which

$3.5 million had been expended through June 30, 1998. Management believes that remaining accrued balances are adequate to cover future expenditures associated with the 1997 and 1996 restructuring and other charges.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term and is renewable thereafter for successive one year periods. Each year during the initial term of the Credit Agreement, Foothill will be granted warrants to purchase 75,000 shares of the Company's common stock at the then current fair market value. There were no amounts outstanding under the line of credit agreement during the period ended June 30, 1998.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and an available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.



ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk
         ----------------------------------------------------------
         Not Applicable.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on May 12, 1998, the following proposals were adopted by the vote specified below:

                                                                             Against or    Broker
      Proposal                                                     For       Withheld     Abstain   Non-votes
      --------                                                     ---       --------     -------   ---------

      1.    Election of two Class III Directors:
            William P. Ferry                                    17,352,597   1,072,084      ---        ---
            David N. Strohm                                     17,352,597   1,073,284      ---        ---

      2.    Ratification and approval of                         7,909,355   2,590,749     49,635   7,874,942
            amendments to the Company's
            1992 Stock Incentive Plan

      3.    Ratification and approval of                         9,935,940     576,795     37,004   7,874,942
            amendment to the Company's
            1995 Employee Stock Purchase Plan

      4.    Approval of amendment to the                        17,900,567     486,476     37,638      ---
            Company's Second Restated
            Articles of Incorporation

      5.    Ratification of the selection of                    18,349,093      57,623     17,965      ---
            Coopers & Lybrand L.L.P.
            as the Company's independent accountants

       In addition to the Directors elected at the Annual Meeting, the term of office of the following Directors also continued following the meeting:
       G. Leonard Baker, Jr., John F. Burton, David C. Mahoney, Fontaine K. Richardson and Robert M. Wadsworth.

ITEM 5.  Other Information
         -----------------

       Stockholder Proposals for 1999 Annual Meeting

       As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 7, 1998.

       In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before February 20, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.

       Management Changes

       Effective August 13, 1998, Alexander D. Crosett III, Vice President, Internet Engineering and Chief Technology Officer of the Company, has been promoted to Vice President, Development. Mr. Crosett succeeds William E. Warner Jr., Senior Vice President, Product Management and Development of the Company, who has resigned his position with the Company, effective August 31, 1998.

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



                              BANYAN SYSTEMS INCORPORATED



Date:   August 14, 1998       By: /s/ Richard M. Spaulding
                                  ------------------------
                                  Richard M. Spaulding
                                  Chief Financial Officer,
                                  Vice President, Finance and Treasurer
                                  (principal financial and accounting officer)

                                OTHER EXHIBITS

EXHIBIT NUMBER                 TITLE OF DOCUMENT
--------------                 -----------------



10                  1992 Stock Incentive Plan, as amended.

27                  Financial Data Schedule.

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-53705).