Form 10-Q
period 1998-09-30
BANYAN SYSTEMS INC
filed 1998-11-17
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998        Commission File Number 000-20364

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

Yes   X     No  ______
    -----


Number of shares outstanding of the issuer's classes of common stock as of October 31, 1998:

               Class                             Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                     20,250,548

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                                PAGE NUMBER
                                                                                -----------
PART I.    FINANCIAL INFORMATION

           Item 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                                      3
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                    CONSOLIDATED STATEMENTS OF OPERATIONS                            4
                    THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                            5
                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                9
                    CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15


SIGNATURE                                                                           16

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business, the Company's anticipated future operating results, the sufficiency of funds and available sources of financing. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                             ASSETS                                        September 30, 1998       December 31, 1997
                                                                           ------------------       -----------------
Current assets:
   Cash and cash equivalents                                                    $ 20,032                 $  6,674
   Marketable securities                                                           1,628                    4,202
   Accounts receivable, less allowances of  $2,391 and $3,721                     15,683                   16,960
   Inventories                                                                     1,011                    1,023
   Other current assets                                                            3,133                    3,113
                                                                                --------                 --------
       Total current assets                                                       41,487                   31,972
Property and equipment:
   Computers and peripherals                                                      24,811                   23,848
   Equipment                                                                      10,454                    9,587
   Furniture and fixtures                                                          2,733                    2,725
   Leasehold improvements                                                          2,441                    2,536
                                                                                --------                 --------
       Total                                                                      40,439                   38,696
   Less accumulated depreciation and amortization                                 35,258                   32,886
                                                                                --------                 --------
       Property and equipment, net                                                 5,181                    5,810
Other assets, net of accumulated amortization of $2,282 and $3,770                 2,994                    5,146
                                                                                --------                 --------
       Total assets                                                             $ 49,662                 $ 42,928
                                                                                ========                 ========
                          LIABILITIES
Current liabilities:
   Accounts payable                                                             $  2,440                 $  2,039
   Accrued compensation                                                            4,086                    5,222
   Accrued expenses                                                                6,205                    6,165
   Accrued costs for restructuring and other charges                                 947                      939
   Income taxes payable                                                              205                      270
   Note payable                                                                        -                    1,139
   Deferred revenue                                                               15,562                   18,930
   Long-term debt, current portion                                                   529                        -
                                                                                --------                 --------
       Total current liabilities                                                  29,974                   34,704
Software licenses payable, non-current                                                 -                      590
Long-term debt                                                                       600                        -
Minority interest in consolidated subsidiary                                       2,083                    2,557

                        STOCKHOLDERS' EQUITY

Convertible preferred stock, $.01 par value; authorized 1,000,000 shares;              3                        -
 issued and outstanding 263,158 and none
Common stock, $.01 par value; authorized 35,000,000 shares; issued and
 outstanding 20,249,167 and 19,346,677 shares                                        202                      193

Additional paid-in capital                                                        77,601                   66,020
Accumulated deficit                                                              (32,415)                 (32,700)
Treasury stock at cost; 1,848,000 common shares                                  (28,564)                 (28,564)
Accumulated other comprehensive income                                               178                      128
                                                                                --------                 --------
       Total stockholders' equity                                                 17,005                    5,077
                                                                                --------                 --------
       Total liabilities and stockholders' equity                               $ 49,662                 $ 42,928
                                                                                ========                 ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              Three Months Ended    Nine Months Ended
                                                September 30,         September 30,
                                             --------------------  --------------------
                                               1998       1997       1998       1997
                                               ----       ----       ----       ----
Revenues:
  Software                                    $10,193    $14,846   $32,703    $ 45,081
  Services                                      6,688      3,702    17,281      10,505
  Internet advertising                          1,970        294     4,756         360
                                              -------    -------   -------    --------
       Total revenues                          18,851     18,842    54,740      55,946

Cost of revenues:
  Software                                      1,426      1,508     4,044       5,637
  Services                                      4,336      2,195    11,072       7,288
  Internet advertising                            529        212     1,557         527
                                              -------    -------   -------    --------
       Total cost of revenues                   6,291      3,915    16,673      13,452
                                              -------    -------   -------    --------

Gross margin                                   12,560     14,927    38,067      42,494

Operating expenses:
  Sales and marketing                           7,612      8,880    23,472      32,058
  Product development                           2,826      3,548     8,588      12,627
  General and administrative                    1,472      1,611     4,550       7,302
  Purchased research and development                -          -     1,400           -
  Restructuring and other charges                   -          -         -       9,700
                                              -------    -------   -------    --------
       Total operating expenses                11,910     14,039    38,010      61,687
                                              -------    -------   -------    --------

Income/(loss) from operations                     650        888        57     (19,193)

Other income/(expense):
  Interest income                                 234        113       579         389
  Interest expense                                (57)       (21)      (90)        (71)
  Other, net                                        9       (139)      117        (180)
                                              -------    -------   -------    --------
       Total other income/(expense)               186        (47)      606         138
                                              -------    -------   -------    --------
 Income/(loss) before income taxes                836        841       663     (19,055)

Provision for income taxes                        155         72       378         233
                                              -------    -------   -------    --------
Net income/(loss)                             $   681    $   769   $   285    $(19,288)
                                              =======    -------   =======    ========
Net income/(loss) per common share:
  Basic                                       $  0.04    $  0.04   $  0.02    $  (1.12)
                                              =======    =======   =======    ========
  Diluted                                     $  0.03    $  0.04   $  0.01    $  (1.12)
                                              =======    =======   =======    ========

Weighted average number of common shares:
  Basic                                        18,187     17,419    17,972      17,289
                                              =======    =======   =======    ========
  Diluted                                      22,403     17,533    21,808      17,289
                                              =======    =======   =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               1998              1997
                                                                               ----              ----
Cash flows from operating activities:
 Net income/(loss)                                                            $    285          $(19,288)
 Adjustments to reconcile net loss to net cash provided by/(used in)
     operating activities:
  Depreciation and amortization                                                  3,512             6,241
  Purchased research and development charge                                      1,400                 -
  Restructuring and other charges, non-cash portion                                  -             6,567
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                               1,220             7,483
   Decrease in inventories                                                          49             1,113
   (Increase)/decrease in other current assets                                     (47)            1,022
   (Decrease) in other liabilities                                                (649)             (680)
   (Decrease) in accounts payable and accrued
     compensation and expenses                                                  (1,058)           (4,610)
   (Decrease) in accrued costs for restructuring and other charges                (658)           (1,906)
   (Decrease) in software licenses payable, net                                      -              (244)
   (Decrease)/increase in income taxes payable                                    (140)               77
   Decrease in other non-current assets                                              -               147
   Decrease in deferred revenue                                                 (3,346)           (3,342)
                                                                              --------          --------
  Net cash provided by/(used in) operating activities                              568            (7,420)

Cash flows from investing activities:
 Capital expenditures                                                          ( 1,084)             (890)
 Minority interest equity investments                                                -                50
 Capitalization of software costs                                                    -              (642)
 Acquisition of software licenses                                                    -              (150)
 Proceeds from marketable securities, net                                        2,582             2,935
 Acquisition of technology                                                        (500)                -
                                                                              --------          --------
 Net cash provided by investing activities                                         998             1,303

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                       9,500                 -
 Proceeds from stock plan purchases and stock options                            2,093               895
                                                                              --------          --------
 Net cash provided by financing activities                                      11,593               895

Effect of exchange rate changes on cash and cash equivalents                       199              (110)
                                                                              --------          --------

Net increase/(decrease) in cash and cash equivalents                            13,358            (5,332)
Cash and cash equivalents at beginning of the period                             6,674            10,613
                                                                              --------          --------
Cash and cash equivalents at end of the period                                $ 20,032          $  5,281
                                                                              ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of September 30, 1998, and have been prepared by the Company in accordance with generally accepted accounting principals. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidared financial statements and related notes included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year or any future period.

B.   INVENTORIES:


     Inventories consist of the following at:

               (in thousands)          September 30, 1998        December 31, 1997
                                       ------------------        -----------------
Purchased part                             $       346               $       356
Work in process                                    180                       270
Finished goods                                     485                       397
                                           -----------               -----------
                                           $     1,011               $     1,023
                                           ===========               ===========

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

       SEGMENT INFORMATION FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1998
                                (IN THOUSANDS)

                                          NETWORK            INTERNET      TOTAL COMPANY
                                                                           -------------
                                   SOFTWARE AND SERVICES    ADVERTISING
                                   ---------------------    -----------
     Revenues
      Network software                    $ 32,703            $      -        $ 32,703
      Network services                      17,281                   -          17,281
      Internet advertising                       -               4,756           4,756
                                          --------            --------        --------
       Total revenue                        49,984               4,756          54,740

     Cost of revenues                       15,116               1,557          16,673
                                          --------            --------        --------

     Gross margin                           34,868               3,199          38,067

     Operating expenses                     30,353               7,657          38,010
                                          --------            --------        --------

     Operating income/(loss)              $  4,515            $ (4,458)       $     57
                                          ========            ========        ========

     Total assets                         $ 46,633            $  3,029        $ 49,662
                                          ========            ========        ========

D.   EARNINGS PER SHARE

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for the period ended September 30, 1997, as their effect would have been anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,             September 30,
                                                    -------------             -------------
                                                   1998      1997            1998        1997
                                                   ----      ----            ----        ----
     (in thousands, except per share data)
     Basic earnings per share
       Numerator:
          Net income/(loss)                       $   681   $   769        $   285     $(19,288)
       Denominator:
          Common shares outstanding                18,187    17,419         17,972       17,289
                                                  -------   -------        -------     --------
       Basic EPS                                  $  0.04   $  0.04        $  0.02     $  (1.12)
                                                  =======   =======        =======     ========
     Diluted earnings per share
       Numerator:
          Net income/(loss)                       $   681   $   769        $   285     $(19,288)
       Denominator:
          Common shares outstanding                18,187    17,419         17,972       17,289
          Common stock equivalents                  4,216       114          3,836            -
                                                  -------   -------        -------     --------
               Total shares                        22,403    17,533         21,808       17,289
                                                  -------   -------        -------     --------
       Diluted EPS                                $  0.03   $  0.04        $  0.01     $  (1.12)
                                                  =======   =======        =======     ========

     Options and warrants to purchase 161,642 shares of Common Stock outstanding during the nine months ended September 30, 1997 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

E.   COMPREHENSIVE INCOME

     In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income", SFAS 130 requires standards for reporting and display of comprehensive income and its components. SFAS 310 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

                                                   Nine months ended
                                                     (in thousands)
                                         September 30, 1998   September 30, 1997
                                         ------------------   ------------------
     Net income/(loss)                          $285               $(19,288)
     Other comprehensive income                   50                     78
                                                ----               --------

     Comprehensive income/(loss)                $335               $(19,210)
                                                ====               ========

F.   PURCHASED TECHNOLOGY

     On May 18, 1998, Switchboard incorporated, a majority-owned subsidiary of the Company, acquired the assets, technology and web site of the Maps On Us Internet mapping operation from Lucent Technologies Inc. The purchase price was first allocated to purchased technology related to the mapping operation ($200,000) which is being amortized over two years. The Company will incur ongoing research and development expenses for the development and repositioning of the technology. A charge for purchased research and development for technology which has yet to reach feasibility of $1,400,000 was recorded upon the closing of the acquisition.

BANYAN SYSTEMS INCORPORATED
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended September 30, 1998 were $18.9 million compared with $18.8 million for the corresponding period in 1997. This increase was due primarily to an increase in revenues from services and Internet advertising offset in part by a decrease in software revenues. Total revenues for the nine-month period ended September 30, 1998 were $54.7 million, which represented a 2.2% decrease when compared to the corresponding period in 1997. This decrease was due primarily to lower software revenues which were offset in part by increases in services and Internet advertising revenues. The Company's software revenues for the three-month period ended September 30, 1998 decreased by $4.7 million, or 31%, when compared to the corresponding period in 1997. The Company's software revenues in the nine-month period ended September 30, 1998, decreased by $12.4 million, or 27%, when compared to the corresponding period in 1997. The decline in software revenues in the three-month and nine-month periods ended September 30, 1998 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, primarily as a result of competitive product offerings, offset in part by an increase in sales of third-party products. Services revenues increased by $3.0 million, or 81%, and $6.8 million, or 65%, for the three-month and nine-month periods ended September 30, 1998, when compared to the corresponding periods in 1997. The increase in services revenues in 1998 was attributable primarily to additional revenues generated from consulting services and an increase in customer support revenues. Internet advertising revenues increased to $2.0 million and $4.8 million for the three and nine month periods ended September 30, 1998 compared to $0.3 million and $0.4 million for the corresponding periods in 1997, primarily due to increased yellow pages advertising revenues related to major sponsorships generated by Switchboard Incorporated, the Company's majority-owned Internet subsidiary ("Switchboard").

International revenues for the three-month and nine-month periods ended September 30, 1998 were $5.2 million and $16.4 million, respectively, compared with $5.4 million and $16.7 million for the corresponding periods in 1997. The decrease for the three and nine-month periods ended September 30, 1998 was primarily due to delayed purchasing decisions in Southeast Asia related to continued uncertainty in the region as a result of financial market instability, offset in part by additional revenues from consulting services. International revenues accounted for 28% and 30% for the three and nine month periods ended September 30, 1998, compared to 29% and 30% for the corresponding periods in 1997.

Gross margins for software were 86%, or $8.8 million, and 88%, or $28.7 million, for the three-month and nine-month periods ended September 30, 1998, respectively, compared with 90%, or $13.3 million, and 88%, or $39.4 million, for the corresponding periods in 1997. The decrease in gross margin dollars and percentage for the three-month period ended September 30, 1998 when compared to the corresponding period last year was primarily related to a decrease in the Company's higher margin VINES and messaging products and higher levels of lower margin third party product applications. The decrease in gross margin dollars for the nine-month period ended September 30, 1998 when compared to the corresponding period last year was primarily due to lower sales volume in the current year period offset in part by reduced overhead costs as a result of the reduction in force as part of the Company's restructuring in the quarter ended June 30, 1997.

Gross margins for services were 35%, or $2.4 million, and 36%, or $6.2 million, for the three-month and nine-month periods ended September 30, 1998, respectively, compared with 41%, or $1.5 million, and 31%, or $3.2 million, for the corresponding periods in 1997. The increase in gross margin dollars for the three-month period ended September 30, 1998 when compared to the same period in 1997 was due to an increase in consulting revenues. The decrease in gross margin percentage for the three-month period ended September 30, 1998, when compared to the corresponding period in 1997, was due to an increase in delivery personnel and related costs to expand consulting revenues. The increase in gross margin dollars and percentage for the nine-month period ended September 30, 1998 was primarily due to increased consulting revenues and more efficient utilization of support services personnel.

Gross margins for Internet advertising were 73% or $1.4 million, and 67%, or $3.2 million for the three-month and nine-month periods ended September 30, 1998, respectively, compared with $0.01 million and $(0.2) million for the corresponding periods in 1997. The increase in gross margin dollars and percentage was due to an increase in advertising revenues generated by Switchboard, offset in part by an increase in variable costs. Cost of Internet advertising revenues consists primarily of data communications, labor, and depreciation expenses related to the operation of the Switchboard Internet website, as well as fees for personal and business names and listings.

Sales and marketing expenses of $7.6 million and $23.5 million for the three-month and nine-month periods ended September 30, 1998, respectively, represented decreases of 14% and 27% compared to the corresponding periods in 1997. The decreases were primarily due to lower sales staffing and personnel costs as a result of the reduction in force as part of the Company's reorganization efforts in the quarter ended June 30, 1997, as well as redeployment of staff into the Company's expanded consulting service activities. Partially offsetting these decreases was increased promotional investment in the Internet advertising segment intended to increase site traffic. Sales and marketing expenses as a percentage of revenues were 40% and 43% for the three-month and nine-month periods ended September 30, 1998, as compared to 47% and 57% for the corresponding periods in 1997.

Product development expenses of $2.8 million and $8.6 million for the three-month and nine-month periods ended September 30, 1998, respectively, represented decreases of 20% and 32%, over the corresponding periods in 1997. These decreases were primarily due to lower staffing levels when compared to the corresponding periods in the prior year as a result of the Company's reorganization in the quarter ended June 30, 1997. The Company continues to focus its product development resources on enhancing its existing product offerings, Internet-related product initiatives, and Switchboard technology and services. Additionally, the Company continues to employ resources to ensure its product offerings will be year 2000 compliant. The Company released year 2000 compliant versions of VINES and StreetTalk for Windows NT in April 1998. It is the Company's intention to test and modify all of its remaining product offerings for year 2000 compliance by the end of 1998. The process is substantially complete. Product development expenses as a percentage of revenues were approximately 15% and 16% for the three-month and nine-month periods ended September 30, 1998, as compared to 19% and 23% for the corresponding periods in 1997. Software costs of $0.6 million were capitalized for the nine-month period ended September 30, 1997. The amounts capitalized represented 5% of product development expenditures for the nine-month period ended September 30, 1997. There were no amounts capitalized during 1998.

General and administrative expenses of $1.5 million and $4.6 million for the three-month and nine-month periods ended September 30, 1998, respectively, represented decreases of 9% and 38% when compared to the corresponding periods in 1997. The decrease for both the three-month and nine-month periods ended September 30, 1998 was primarily due to lower administrative and personnel costs and lower levels of depreciation as a result of the reduction in staffing as part of the Company's reorganization efforts in the quarter ended June 30, 1997. General and administrative expenses as a percentage of revenues were 8% for both the three-month and nine-month periods ended September 30, 1998, as compared to 9% and 13% for the corresponding periods in 1997.

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

On April 21, 1997, the Company announced a reorganization of its operations. As a result of this reorganization, the Company recorded pre-tax restructuring and other charges of $9.7 million in the quarter ended June 30, 1997. Subsequently, in the quarter ended December 31, 1997, the Company reversed previously recorded restructuring and other charges of $1.7 million related to the Company's better-than-expected progress in consolidating facilities and product lines, completing its severance programs, and selling and redeploying fixed assets. The net pre-tax restructuring and other charges of $8.0 million were composed of $1.4 million for severance costs related to the reduction of approximately 22% of the Company's workforce, $1.7 million for the write-off of idle assets related to the restructuring, and $4.9 million for costs related to facility and product line consolidation. As of December 31, 1997, the restructuring resulted in 78 employee separations. The actions were substantially completed as of September 30, 1998.

Interest income was $234,000 and $579,000 for the three-month and nine-month periods ended September 30, 1998, respectively, representing increases of 107% and 49% from the corresponding periods in 1997. These increases were due to higher levels of available funds invested in marketable securities primarily as a result of the sale of preferred stock and warrants in the first quarter of 1998.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and nine month periods ended September 30, 1998 and 1997, respectively.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures and the intended effects of the Company's restructuring, sales and marketing, product development efforts and the expected timetable and costs relating to the Company's Year 2000 readiness (as described below under the heading "Year 2000 Readiness Disclosure"), consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the factors listed under "Factors Affecting Future Operating Results" in the Company's 10-K for the year ended December 31, 1997, which are incorporated herein by reference, the factors listed under "Year 2000 Readiness Disclosure", as well as the following factors:

In 1997 and the first nine months of 1998, a majority of the Company's network sales were to existing customers for upgrade, expansion of their networks, or consulting delivery. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products and services. There can be no assurance that the Company will be successful in its sales and marketing efforts. In addition, in 1997 and the first nine months of 1998, the Company experienced extended selling cycles due to competitive products introduced by other vendors, an increase in multi-year customer agreements and longer evaluations of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company's results in 1997 and the first nine months of 1998 were adversely affected by delays in the localization of certain products, and there can be no assurance that the Company will not experience similar delays in the future. The Company introduced Year 2000 compliant versions of its VINES and StreetTalk for Windows NT products in April 1998. In April 1998, the Company also introduced the Banyan Intranet Messaging Suite, a product which when added to a customer's StreetTalk for Windows NT network, can deploy a variety of standards-based mail clients while maintaining a unified messaging back-end and enterprise directory service. In June 1998, the Company introduced LDAP version 3.0 support for StreetTalk, a year 2000-ready network service that provides access to Banyan's StreetTalk directory services from LDAP-enabled applications. In August of 1998, the Company entered into an agreement with Netegrity Incorporated to develop and sell Banyan SiteMinder, a product that enables administrators to control user access to web applications from a central location and provides end users with single sign-on to personalized web content. Failure of any of these products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

In 1997, and the nine-month period ended September 30, 1998, international revenues accounted for 30% of the Company's total revenues. The Company's results of operations in 1998 have been adversely affected by the global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect the Company's operating results.

The Company has invested significant resources to develop products and services to bring the Company's directory and messaging capabilities to Internet users. In 1996, the Company, through its majority-owned subsidiary, Switchboard Incorporated, introduced Switchboard, a directory service for Internet users. The Company has limited experience in developing or selling products for the Internet, and the success of the Company will depend in part on its ability to enter into strategic alliances with other Internet providers. A substantial percentage of the traffic on the Switchboard Internet website is attributable to the Company's marketing arrangements with America Online, Inc. ("AOL"), a minority owner of Switchboard Incorporated. Accordingly, a substantial percentage of Switchboard Internet advertising revenues are generally dependent on the marketing arrangements with AOL. In August of 1998, the Company announced that the White Pages contract between Switchboard Incorporated and AOL would not be renewed at the end of November 1998. The Company estimates that AOL's white pages customers account for approximately 35 percent of its overall traffic and 20 percent of its total advertising revenues. This action, or any subsequent termination of other marketing arrangements between Switchboard Incorporated and AOL, could have a material adverse effect on the Company. In May 1998, Switchboard Incorporated acquired the assets, technology and Internet website of the MapsOnUs Internet mapping operation from Lucent Technologies Incorporated. Any delay in integrating the MapsOnUs technology into Switchboard, or any delay in developing additional or enhanced products and services for the Internet or failure of its Internet products and services to achieve increased market acceptance could have a material adverse effect on the Company's future results of operations.

The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has formed a task force and has begun to assess the potential impact on the Company that may result from the Euro conversion. The Company cannot predict the impact of the Euro conversion, though believes it will not be material to its operations.

In 1997 and the nine-month period ended September 30, 1998, international revenues accounted for 29% and 28%, respectively, of the Company's total revenues. The Company's results of operations in 1998 have been adversely affected by the global economic uncertainty, and in particular, the financial market instability in Asia. There can be non assurance such uncertainty will not continue to adversely affect the Company's operating results.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

YEAR 2000 READINESS DISCLOSURE

The following statement shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

In the past, many information technology products were designed with two digit year codes that did not recognize century and millenium fields. As a result, these hardware and software products may not function or may give incorrect results beginning in the year 2000. In order to address this issue, such hardware and software products must be upgraded or replaced in order to correctly process dates beginning in the year 2000.

The Company has created a company-wide year 2000 team to identify and resolve year 2000 issues. The Company's year 2000 compliance program has identified three potential areas of impact for review: (i) the software, information and non-information systems used in the Company's internal business systems; (ii) the Company's software and hardware products offered to customers; and (iii) third party vendors, manufacturers and suppliers of products used in the Company's internal systems or distributed with the Company's products. The Company has identified and is testing its main internal systems and expects to complete testing by mid 1999. Currently, the testing is approximately 25% complete. Throughout 1998 and 1999 the Company expects to complete implementation of any needed year 2000-related modifications to its information systems.

The Company is also in the process of communicating with its main suppliers of technology products and services used in its internal systems regarding the year 2000 status of such products or services. The Company is also currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in 1999. The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve year 2000 readiness of its critical operations. The Company expects in mid-1999 to finalize its assessment of and contingency planning for potential operational or performance problems related to year 2000-related issues with its information systems.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company's preliminary assessment is that the cost of completing the Company's year 2000 compliance program will be approximately $250,000 which such approximate total does not include amounts related to the diversion of internal resources including, without limitation, employee salaries, which amount the Company has yet to fully quantify. The Company has and expects to continue to fund this program from operating cash flows and does not expect to separately account for these costs. The Company believes that necessary modifications to its systems and products will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers.

The Company's year 2000 effort has included testing products currently or recently on the Company's price list for year 2000 issues. Products have been and are expected to continue to be tested internally. Generally, for products that were identified as needing updates to address year 2000 issues, the Company has prepared or is preparing updates, or has discontinued or will discontinue the product. Currently, this testing is approximately 95% complete. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is attempting to notify customers of these year 2000 issues and encouraging these customers to migrate to current product versions that are year 2000 ready. There can be no assurance the Company will be successful in migrating these customers to the year 2000-compliant products of the Company.

For third party products that the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for detailed year 2000 status information. On its year 2000 website at www.Banyan.com, the Company provides information regarding which of its products are year 2000 ready and other general information related to the Company's year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

The Company believes its current products, with any applicable updates, are well-prepared for year 2000 data issues, and the Company plans to support these products for data issues that may arise related to the year 2000. However, there can be no guarantee that one or more Company products do not contain year 2000 date issues. Because the Company is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000-related lawsuits independent of whether its products and services are year 2000 ready. The outcome of any such lawsuit and the impact on the Company cannot be determined at this time. Any year 2000 problems in the Company's products could also result in delay or loss of revenue, diversion of developent resources, damage to the Company's reputation, or increased service or warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements including estimates of the timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $(2.7) million at December 31, 1997 to $11.5 million September 30, 1998. At September 30, 1998, cash and cash equivalents combined with short-term marketable securities were $21.7 million, compared with $10.9 million at December 31, 1997. Cash and cash equivalents increased $13.4 million resulting in a cash balance of $20.0 million at September 30, 1998.
This increase was due primarily to net proceeds of $9.5 million from an equity investment by HarbourVest Partners LLC, net proceeds from the sale of marketable securities of $2.6 million, proceeds from stock plan purchases and stock options of $2.1 million and a $1.2 million decrease in accounts receivable. This was partially offset by decreases in deferred revenues of $3.3 million, a decrease in accounts payable and accrued compensation and expenses of $1.1 million, and capital expenditures of $1.1 million.

In April 1997, the Company announced a reorganization of its operations. As a result of the reorganization, the Company recorded net pre-tax restructuring and other charges of $8.0 million in 1997. The restructuring and other charges are expected to reduce cash flow by approximately $3.1 million, of which $2.9 million had been expended through September 30, 1998. Management believes that remaining accrued balances are adequate to cover future expenditures associated with the 1997 and 1996 restructuring and other charges.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term and is renewable thereafter for successive one year periods. Each year during the initial term of the Credit Agreement, Foothill will be granted warrants to purchase 75,000 shares of the Company's common stock at the then current fair market value. There were no amounts outstanding under the line of credit agreement during the period ended September 30, 1998.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and an available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.


ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk
          ----------------------------------------------------------

          Not Applicable.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a) The exhibits used in the Exhibit Index filed as part of this Quarterly Report on Form 10-Q are filed as part of or are included in this Quarterly Report on Form 10-Q.

          (b) The Company filed no Current Reports on Form 8-K during the quarter for which this Quarterly Report on Form 10-Q is filed.

                          BANYAN SYSTEMS INCORPORATED
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BANYAN SYSTEMS INCORPORATED

Date:   November 16, 1998      By: /s/ Richard M. Spaulding
                                   ------------------------
                                   Richard M. Spaulding
                                   Chief Financial Officer,
                                   Vice President, Finance and Treasurer
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER      TITLE OF DOCUMENT
--------------      -----------------


10 Amendment No. 1 to Separation Agreement and Release and Waiver of Claims dated as of September 21, 1998 by and between the Company and David C. Mahoney.

27                  Financial Data Schedule.