Form 10-K
period 1998-12-31
BANYAN SYSTEMS INC
filed 1999-03-31
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                        Commission file number 0-20364

                          BANYAN SYSTEMS INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)

             MASSACHUSETTS                           04-2798394
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                               120 FLANDERS ROAD
                         WESTBORO, MASSACHUSETTS 01581
             (Address and Zip Code of Principal Executive Offices)

Registrant's telephone number, including area code: 508-898-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on a per share fair market value of $12.688, was approximately $220,143,106 as of March 22, 1999. For this purpose, any officer, director or 5% stockholder of the Company is deemed to be an affiliate. The registrant has no shares of non-voting Common Stock authorized or outstanding.

  On March 22, 1999, there were 19,348,027 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specifically identified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

(2) Specifically identified portions of the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 in connection with the Company's 1999 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

  This Annual Report on Form 10-K contains forward-looking statements, including without limitation information with respect to the potential benefits to end users through the use of the Company's (as defined below) products, the development of future products, the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, available sources of financing, anticipated expenditures and the intended effects of the Company's restructuring, sales and marketing, and product development efforts. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the ability of the Company to continue to sell products to existing customers and attract new customers, the ability of the Company to enhance existing products and introduce new products on a timely basis, market acceptance of the Company's products, the success of Switchboard and other factors set forth under the caption into "Management's Discussion and Analysis of Financial Condition and Results of Operations Future Operating Results" which is incorporated by reference in Part II of this Annual Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS

General

  Banyan Systems Incorporated ("Banyan" or the "Company") designs, develops and markets networking, directory and messaging products and services that help people to communicate across enterprise networks, intranets and the Internet. Since 1985, the Company has been a pioneer in the computer networking field, and currently offers a wide range of software products and professional services. The Company's three lines of business are Networking Software, Network Services and Switchboard. The Company's primary Networking Software products include StreetTalk for Windows NT(R), VINES(R), Intelligent Messaging(TM), BeyondMail(TM), Banyan Intranet Connect(R), and several intranet solutions. In addition, the Company provides co-existence and migration services, secure and remote access for business applications and tools to deploy and manage intranets, directories and messaging. The Company's primary Network Services offerings include network consulting, management and integration services; directory planning, design and integration, network monitoring and support; and technical support and education. The Company's majority-owned subsidiary, Switchboard Incorporated, hosts an Internet people-to-people and business directory services aimed at generating advertising revenues from major domestic corporations and local merchants.

  The Company's network operating system product is based on a global directory service called StreetTalk(TM). This service allows users to find one another and access network resources, such as printers, files, mail and applications, regardless of physical location. Banyan's other enterprise directory services include messaging, management and security. Together, these services make up the foundation for Banyan's Network Software products. These products integrate mainframes, minicomputers, workgroup networks and personal computers into a unified computing environment that is easy for users to navigate and administrators to manage. The Company delivers its network operating system products in several versions, including StreetTalk for Windows NT(R) and VINES(R). Introduced in September 1996 and enhanced throughout 1997 and 1998 Banyan's StreetTalk for Windows NT provides Banyan's premier enterprise directory capabilities running natively on Microsoft(R) Windows NT, an emerging standard for corporate networks. VINES is Banyan's well proven, UNIX(R) based

--------
Banyan, the Banyan logo, StreetTalk, VINES and BeyondMail are registered trademarks, and Intelligent Messaging, Switchboard, Banyan Enterprise Network Solutions and EBR are trademarks of Banyan Systems Incorporated. StreetTalk is a product of Banyan Systems Incorporated and not a product of McCarthy, Crisanti & Maffei, Inc. UNIX is a registered trademark of Novell, Inc. in the United States and in other countries licensed exclusively through X/Open Company Ltd. IBM and OS/2 are registered trademarks of International Business Machines Corporation. Microsoft, Windows NT and Windows are registered trademarks of Microsoft Corporation. Macintosh is a registered trademark of Apple Computer, Inc. Other product, company or organization names cited in this Form 10-K are trademarks or registered trademarks of their respective companies or organizations.

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

  The Company's Network Services organization includes network and messaging consulting, network management, help desk, technical support and education. A critical element of the Company's strategy is to assure that customers are provided with technical support, training and consulting services required to build, manage and optimize the network environment using multi-vendor products. Consulting services are generally offered on a customized basis and in certain cases are packaged with other services. When combined with other third party products and services, they are positioned as solution offerings. The Company provides services through regional offices located in the Americas, Europe, Asia Pacific and Australia.

  The Company's majority-owned subsidiary, Switchboard Incorporated, hosts one of the Internet's leading people-to-people and business directory services which is aimed at generating revenues from major domestic corporations and local merchants. Switchboard has been consistently among the 40 most active Web destinations according to Media Metrix, the foremost Internet traffic monitoring service. Switchboard is the on-line directory selected by AltaVista, Bell Atlantic and GeoCities.

Network Software Development Initiatives

  The Company's Networking Software business is in the process of transitioning from a sole focus on the development of proprietary networking and messaging products to development of middleware and application software that makes use of Internet standards and technologies. In order to facilitate this transition, the Company has organized its development group into three focus areas: Networking Software, Integration Products and Internet Products.

  The Networking Software group is charged with maintaining and improving the Company's network operating system products (VINES(TM) and StreetTalk(TM) for Windows NT(R)) and its messaging products (BeyondMail(TM) mail client, Intelligent Messaging(TM) and Internet Messaging Suite mail servers). The focus of this development effort is to improve interoperability with industry standard networking platforms such as Microsoft Windows NT/2000 and industry leading mail systems such as Microsoft Outlook(TM) and Exchange(TM) through the careful support of standards such as TCP/IP networking, and LDAP directory access.

  The Integration Products group is focused on building tools, technologies, and products that directly support the growth and requirements of the Banyan Network Services business. As a result of the Company's recently announced alliance with Microsoft Corporation(R) ("Microsoft"), this group is focused on delivering interoperability and migration tools that support network expansions and migrations from VINES and StreetTalk for Windows NT to Windows NT 4.0 and Windows 2000(TM)/Active Directory as well as from BeyondMail/IM to Microsoft Exchange. In addition, the Integration Products development group is tasked with developing directory synchronization and management tools that increase the value of an installed Banyan directory (StreetTalk) to users and developers of Internet-based applications. The product development model is principally a value-added OEM strategy and has resulted in new product offerings such as Banyan SiteMinder and directory/migration tools from third party vendors such as Lightspeed and Fastlane.

  The Internet Products group is focused on building a family of products that are positioned in the emerging Enterprise Information Portal (EIP) market space. These products would provide end users and web administrators with a rapid application deployment framework that uses directory and personalization technology to increase productivity while providing fast, customized access to existing web-accessible corporate data. These products would further improve end user productivity by remembering the user's preferences and favorites for their repetitive use of their desktop web browser. In addition, these products will provide e-mail alerting and consolidation of multiple e-mail boxes, requiring only a web browser to provide secure access.

Banyan Architecture and Technology

  The Company bases its networking and messaging software products on a modular architecture, specifically designed to serve computing environments with multiple servers in multiple locations. This architecture enables the delivery of a set of sophisticated network services that integrate workgroup LANs (Local Area Networks), the Internet and other proprietary computer environments into a single enterprise network.

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

  Banyan has released versions of all of its current networking and messaging products that it believes are Year 2000 compliant. All new products developed during 1998 were inherently designed and tested for Year 2000 compliance.

WINDOWS NT Integration

  In anticipation of the emergence of Microsoft Corporation's Windows NT operating system and the Windows 2000 server product line that is currently in beta testing, the Company has released products that allow corporations to integrate Windows NT/2000 into their existing corporate networks.

  Running natively in Windows NT environments, StreetTalk for Windows NT is designed to integrate Microsoft's Windows NT operating system into their existing corporate networks. In July 1998, the Company announced the availability of StreetTalk for Windows NT version 8.5, which offers improved support for TCP/IP standards, new management tools, including additional support for remote management, speedier disaster recovery, and a new version of Banyan's integrated messaging services. Additionally, the Company introduced the Internet Messaging Suite for Windows NT during 1998, which delivers support for the IMAP Internet messaging standard for users of StreetTalk for Windows NT that wish to deploy standards-based mail clients such as Microsoft Outlook or Netscape Messenger.

Primary Network Software Products

  The Company's key network operating system products include StreetTalk for Windows NT, VINES, Intelligent Messaging, Internet Messaging Suite, and BeyondMail. In addition, the Company markets a broad range of complementary products and options for these base products.

  StreetTalk for Windows NT

  StreetTalk for Windows NT provides directory capabilities that extend beyond individual server communities--encompassing every item and activity in the enterprise. This simplifies access to all network resources, regardless of location. The combination of Windows NT and StreetTalk for Windows NT supplies an enterprise-wide application platform and networking solution that scales to any size, including tens of thousands of users. StreetTalk also includes numerous security features. In April 1998, the Company introduced StreetTalk for Windows NT 8.5, a Year 2000-compliant release.

  VINES

  VINES integrates Banyan's StreetTalk directory and a full suite of enterprise network services such as security and management into one package. VINES installs on PC servers and clients and permits users of the leading PC desktop systems--Windows 95(R) and 98, and Windows NT--to share information and computing resources with each other and with host computing environments through out the enterprise. In March 1998, the Company introduced VINES 8.5, which offered improved performance and features and was Year 2000 compliant.

  BeyondMail

  A full-featured e-mail product, the Company believes BeyondMail is among the most advanced software available for managing electronic mail. With its unique rules-based agent technology, BeyondMail helps people manage information with e-mail, classifying messages intuitively in folders for instant recall and filtering out junk mail. When BeyondMail's intelligent agents are combined with easy-to-customize forms, businesses are able to automate complex procedures, such as producing database reports and routing purchase orders for approval. BeyondMail supports Windows clients and takes full advantage of StreetTalk and Intelligent Messaging capabilities. The Company offered numerous maintenance releases of BeyondMail during 1998.

  Intelligent Messaging and the Internet Messaging Suite

  Intelligent Messaging is an enterprise-wide, client/server-based solution for storing and transporting messages. Tightly integrated with StreetTalk directory services, Intelligent Messaging eases use, reduces costs and facilitates the deployment of large-scale messaging networks. New releases of the Intelligent Messaging Server software were issued in conjunction with the VINES and StreetTalk for Windows NT 8.5 releases during 1998.

  The Internet Messaging Suite was released in April 1998 and provided for support of standards-compliant mail clients such as Microsoft Outlook and Netscape Messenger when used in conjunction with StreetTalk for Windows NT and the Intelligent Messaging server on Windows NT. IMS provided the Company's large customers with a choice of mail clients from a wide variety of vendors. When used in conjunction with the StreetTalk for Windows NT LDAP service, the IMS IMAP service provides a great deal of flexibility in expanding mail networks with additional client and server technology.

  Network Product Application Suite

  Banyan sells and supports several network applications programs that are integrated with its enterprise network services. A GUI-based management tool called StreetTalk Explorer is available for StreetTalk for Windows NT and VINES products. MNET, which is sold with Banyan's network management services, is a utility program that monitors the network in real-time and allows for review of network-wide operational and performance characteristics from any networked PC, workstation or server. The VINES assistant suite of utilities automates routine tasks of network administration, such as renaming a user or changing security privileges for a group of users or services.

  Banyan Intranet Connect

  In addition to its traditional, directory-based networking and messaging solutions, the Company has developed a suite of intranet offerings that enable organizations to create corporate intranets. In April and October of 1998, the Company introduced two new versions of Banyan Intranet Connect. The Intranet Connect product is intranet server software that provides a flexible and cost-effective way to access network files, printers and e-mail using a standard Web browser.

  Third Party Products

  During 1998, the Company developed relationships with independent software vendors such as Netegrity, Oblix, Lightspeed, Fastlane, and Commvault. The relationships were formed to supply value-added software products quickly to both new and existing Banyan customers and support the expansion of the Company's Network Services business.

  Banyan SiteMinder

  Banyan SiteMinder is a secure user management system that provides centralized control, distributed management, and single sign-on capability for all Web sites and applications that are a part of a customer's Internet implementation. It is designed specifically for organizations doing business on the Internet who need to provide secure, personalized content to customers, partners, and employees and whose Web sites are built on multi-vendor open systems.

  Oblix Products

  Following the signing of a value-added reseller agreement at the end of 1998, Banyan plans to offer the Oblix product line to enterprise customers during 1999 as part of a solution that maximizes the value of their installed and planned directory assets. As part of the Oblix CSA solution, the Oblix Corporate Service Center(TM) and Oblix Corporate Directory(TM) are two web-based applications that create, publish and maintain a Digital Persona and automate the process of providing corporate services. A Digital Persona(TM) is a complete digital profile of an employee that can be used to provide and track valuable corporate resources such as an address, physical resources such as laptop computers and the individual's relationship to the organization.

Internet Products

  The Internet Products Group is focused on building a family of products that are positioned in the emerging Enterprise Information Portal (EIP) market space. These products will provide a personalized browser start page that brings together corporate intranets, file servers, e-mail servers, directories databases, line of business applications, and Internet resources. These products will provide each user with a number of tools that can search the enterprise-wide network for information and incorporates links to line-of-business applications and can provide links to relevant industry organizations, competitors and trading partners. Most importantly, these products will provide a framework that organizes a user's common tasks into a form that is accessible from a browser.

  A major part of this initiative is the ability to customize the intranet portal on both a corporate and personal level. Customization at the corporate level allows a customer to brand the software with both company name and logo and to set a style using company color schemes, graphics and font treatments. In this way the portal can maintain the same look and feel as other corporate applications.

Year 2000 Compliance

  All the Company's current products have been upgraded to become Year 2000 compliant. In addition, the Company will offer customer services to assist in the planning and implementing organizations' Year 2000 network upgrades.

Upgrades and Subscriptions

  Banyan offers upgrade and subscription programs that enable its customers to migrate cost-effectively to enhanced versions of StreetTalk for Windows NT, VINES, BeyondMail and other product offerings as they become available. Customers are encouraged to purchase, for a fixed annual fee, a subscription contract for their installed Banyan products.

Network Services Business

  The Network Services includes the consulting services function and the support services business. Consulting is a growing segment of Banyan's business that offers customers and partners services for network optimization, transition and implementation. These services are generally offered as customized consulting services and in certain cases as packaged services. When combined with other third party product and services, they are positioned as solution offerings.

  As part of the recent strategic initiative, the Company is increasingly focused on its Network Services business. A key element of the Company's strategy is to assure that customers are provided with the technical support, training and consulting services required to build, manage and optimize the network environment using Banyan products. The Company maintains technical response centers in North America, Europe, Asia and Australia. These centers provide technical telephone support, on-line access and, to a lesser extent, on-site support. In addition, pre-sales and post-sales support for partners and end users is provided through field systems consultants.

  The Company offers a wide range of training programs for partners and end users. Training is offered at the Westboro headquarters, as well as various regional sites. On-site training classes are also offered at partner's sites as well as end user locations. In addition, there are 36 worldwide Banyan Certified Education Centers, which conduct training classes for users and administrators of Banyan products.

Customers

  In early 1999, Banyan established a global alliance with Microsoft Corporation to deliver greater business value and increase competitive advantage for enterprise customers. The two companies plan to develop new services and software tools that increase the interoperability, connectivity and integration among their products. As part of the alliance, Banyan plans to expand its Microsoft certified network services organization over the next three years, establish Customer Solutions Centers and work with Microsoft to develop worldwide sales and marketing programs. Under the agreement, Microsoft will provide $10 million to Banyan over a three-year period for training at least 500 professionals, marketing and product development as well as the purchase of 1,750,000 common stock warrants.

  In 1998, Banyan initiated a number of new consulting engagements at leading organizations such as the Public Service Enterprise Group, GTE, EMC, Nike, the United Nations and Dutch Rail. During the year the Company broadened the scope of network consulting management and integration services. In addition to the Company's new Year 2000 Readiness Program initiative, it introduced Directory Advantage Services. These services address directory planning, design and integration challenges in enterprise and Web-based environments. Going forward, the Company believes Internet-related network services will be particularly important to customers that desire to cost-effectively, securely and reliably extend the reach of their key business applications via the Web.

  The Company estimates that it has approximately 7,000 software and services customers with more than 8.0 million users worldwide. Banyan's customers, which include nearly one-half of the Fortune 500 companies, typically are medium to large-size businesses, financial institutions, professional organizations, universities, government entities and not-for-profit organizations with multiple sites dispersed over wide geographic areas.

  For the year ended December 31, 1998, no one customer accounted for more than 10% of the Company's revenue. For the year ended 1997, Ingram Micro Inc. accounted for approximately 11% of the Company's revenues. For the year ended 1996, Inacom Corporation accounted for approximately 11% of the Company's revenues. In 1997 and 1996, no other customer or reseller accounted for more than 10% of the Company's revenues. The loss of any significant customer could have a material adverse effect on the Company.

Switchboard Incorporated

  The Company's majority-owned Switchboard subsidiary is an Internet-based directory service that allows any individual with a Web browser to look up the names and street addresses of more than 140 million individuals and businesses in the United States. This product is available at no charge to the user. Switchboard generates revenues through display advertisements that are integrated with its business listings, categorized to match a user's search criteria similar to traditional Yellow Pages telephone directories.

  During the year, Switchboard made investments to enhance its functionality. In May 1998, Switchboard acquired the technology and Web site of MapsOnUs(R), and Internet street mapping and directions service, from Lucent Technologies. Switchboard integrated the mapping and direction service into its www.switchboard.com Web site. In the second half of 1998, Switchboard introduced its designed user interface and searching tool, "What's Nearby(TM)", which integrates local content from its people and business directories.

  In the second half of 1998, Switchboard announced that it was not renewing its white and yellow pages agreement with America Online. Those arrangements represented approximately 45% of the overall traffic and 30% of the total advertising revenue for Switchboard in 1998.

  Today, leading businesses such as Ford Motor Company, Visa, Barnes & Noble, and Microsoft market their products and services on Switchboard.

Marketing, Sales and Distribution

  The Company's marketing and distribution strategy focuses most of the Company's field staff on direct consultative sales to key decision makers to create product awareness and achieve design wins. Demand fulfillment is primarily accomplished through Banyan's direct sales force. The Company's remarketing partners include system integrators (organizations that integrate third party products into complete systems for sale to customers) and systems vendors (hardware manufacturers that integrate third party products into their own systems for sale to customers) that are qualified to install and support the Company's products as part of a complete network solution for the customer, as well as aggregators (master value-added resellers that typically resell to other resellers). Sales of products through remarketing partners accounted for approximately 30%, 60% and 80% of the Company's revenues in 1998, 1997 and 1996, respectively, which when combined with certain services and Switchboard sales has increased the share of the Company's direct business over each of the last two years.

  The Company's remarketing partners in the Americas as of December 31, 1998 include three aggregators and 720 channel partner sales sites. Banyan has established authorization levels (Premier Network Integrator and Authorized Network Integrator, as well as authorization levels for messaging resellers) to distinguish each reseller organization's expertise in working with the Company's products, as well as their overall network design, certified support centers, training, and global support. The Company's aggregators are Inacom Corporation, Ingram Micro and Information Access Inc.

  The Company's international sales currently are made primarily through distributors in 75 countries. These distributors provide products, technical support and follow-on service to local resellers, which in turn serve end-user customers. The Company estimates that its resellers had approximately 300 international sales sites as of December 31, 1998. International sales accounted for 31%, 29% and 24% of the Company's revenues in 1998, 1997 and 1996, respectively. See Note O to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders, for information as to the Company's revenues attributable to each of the Company's geographic areas during the past three fiscal years.

  During 1998, the Company's international distribution activities continued to be augmented by a joint venture in Japan as well as two OEM agreements. During 1995, the Company had entered into a joint venture with Marubeni Corporation and Nippon Telegraph and Telephone. At December 31, 1998, these Japanese companies held a 30% equity interest in Nippon Banyan Systems Kabushiki Kaisha (NBSKK), a majority-owned subsidiary of the Company. See Note P to the Company's Consolidated Financial Statements, which are incorporated herein by reference to the Company's Annual Report to Shareholders. In addition, the Company has OEM relationship with Hitachi, which includes development and support.

  The Company actively supports its resellers and other partners with its own experienced sales and marketing organization. The Company's sales staff solicits prospective customers, provides technical advice with respect to Banyan's products and works closely with the particular Banyan reseller through which the customer desires to purchase its networking products. The Company believes that the active participation of its sales staff in the selling process, in conjunction with the efforts of its resellers, is necessary in order to provide customers with the level of support required for the implementation of enterprise networks. Banyan conducts its sales and marketing activities from its principal offices in Westboro, Massachusetts as well as 26 other North American sales offices and 9 international offices located in Australia, Belgium, France, Germany, Japan, Malaysia, The Netherlands and the United Kingdom. As of December 31, 1998, the Company's sales and marketing organization consisted of 146 employees, of which 87 were in the North American group and 59 were in the international group.

  The Company also has entered into sales and support alliances with various system vendors, including Hewlett Packard, Microsoft Corporation, Commvault Systems, FastLane Technologies, Tally Systems and Checkpoint Systems Inc. These vendors resell and support Banyan's products within their customer base. Companies with which Banyan has established support arrangements include Cabletron, Dell, Hewlett Packard,

IBM, Oracle, Compaq, Cisco and Microsoft. Under these alliances, Banyan and its partners exchange regularly updated technical information and offer mutual access to technical support centers, training and advanced technical engineers in order to facilitate problem resolution for customers with multi-vendor networks.

  Delivery lead times for the Company's products are typically short and, consequently, substantially all of the Company's revenues in each quarter result from orders received in that quarter. Accordingly, the Company does not maintain any significant backlog and believes that its backlog at any given point in time is not a reliable indicator of future sales or earnings. The absence of significant backlog may contribute to unpredictability in the Company's results of operations. The Company's backlog of product orders at December 31, 1998 and December 31, 1997 was immaterial.

Product Development

  The Company believes that its future success will depend in large part on its ability to deliver solutions that are based on professional service offerings and differentiating product offerings that meet the evolving needs of the enterprise computing market. The Company plans to resell, OEM, and develop and deliver new open standards-based product offerings, including Internet-related products.

  As of December 31, 1998, Banyan had approximately 78 employees engaged in research and development, test and quality assurance and technical documentation. In 1998, 1997 and 1996, Banyan's product development expenditures totaled $10.9 million, $15.9 million and $21.9 million, respectively. During 1999, the Company anticipates a similar level of investment in product development, as compared to 1998.

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

Competition

  The networking software industry is highly competitive and is characterized by rapidly changing technology and evolving industry standards. The Company competes with a number of companies, including Novell, which have substantially greater development, marketing, sales and financial resources, distribution infrastructure, customer support organizations and name recognition than those of the Company. The services business is highly fragmented and increasingly competitive with no dominant set of networking integration or consulting competitors worldwide that the Company directly competes against.

  The Company has invested significant resources to develop products to bring the Company's directory capabilities to Internet users. In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for Internet users. In the second half of 1998, Switchboard announced that it was not renewing its white and yellow pages agreement with America Online(R). Those arrangements represented approximately 45% of the overall traffic and 30% of the total advertising revenue for Switchboard in 1998. The Company success will depend in part on its ability to enter into strategic alliances with other Internet providers and its ability to enhance its offering to attract local merchant customers.

  The Company believes principal competitive factors affecting the market for its products include product functionality, performance, quality, reliability and ease of use; quality of customer training and support; vendor reputation; and price. The Company believes that competition in the industry is likely to intensify as current competitors expand their product lines and new companies enter the market. The Company's future success will depend in part on its ability to respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continually enhancing its own product and services offerings, as well as its marketing programs.

  The Company is evolving its strategic focus, seeking to decrease its reliance on its traditional networking software products while devoting additional resources to its network services business. As part of this strategy, on January 11, 1999, the Company announced a strategic alliance with Microsoft to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by the Company, including the certification of 500 Microsoft-trained professionals. The failure of the Company to meet such obligations and milestones could result in the termination of the agreement, which could have a material adverse effect on the Company. In addition, the Company's future success will depend in part upon its ability to continue to grow its Network Services business, acquire additional network services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on the Company. There can be no assurance the Company will be successful in its new strategic focus.

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

Employees

  At December 31, 1998, the Company employed 428 persons, including 146 in sales, marketing and related activities, 78 in research and development, 126 in customer support and education, 14 in manufacturing, and 64 in finance, administration, and human resources. The Company has no collective bargaining agreement with its employees. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's principal administrative, sales and marketing, research and development, manufacturing and support facilities are located in Westboro, Massachusetts and consist of approximately 170,000 square feet under leases that expire at various times from December 31, 2002 through July 31, 2005, with an aggregate annual base rent of approximately $941,000. The Company subleases approximately 49,000 square feet of its principal Westboro, Massachusetts facilities under leases that expire on July 31, 2000 and September 31, 2000, with an aggregate annual base rental income of approximately $594,000. The Company leases and occupies sales offices in 30 additional locations throughout the United States, Canada, Europe, Asia, Japan and Australia.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of March 26, 1999 were as follows:

 Name                     Age Position
 ----                     --- --------
 William P. Ferry          46 President and Chief Executive Officer

                              Senior Vice President, Worldwide Sales and
 Robert D. Burke           44 Service

                              Vice President and Chief Financial Officer,
 Richard M. Spaulding      39 Treasurer and Clerk

 Anthony J. Bellantuoni    47 Vice President, Human Resources
                              Vice President of Development and Chief
 Alexander D. Crosett III  41 Technology Officer

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

  Mr. Crosett, Vice President of Development and Chief Technology Officer, joined the company in February 1998. Prior to joining Banyan, Mr. Crosett served as chief technology officer at Planet Direct from 1996 - 1998 and vice president of development at CompuServe from 1994 - 1996. Mr. Crosett has also held several senior-level technical and marketing management positions at Lotus Development Corporation and Interactive Data Corporation, and was founder and president of two successful medical imaging and software companies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Information with respect to this item may be found in the section captioned "Supplementary Data" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Supplementary Data" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item may be found in the section captioned "Supplementary Data" appearing in the Annual Report to shareholders and in the consolidated financial statements and schedules referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this 10-K. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A, with respect to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Except as provided below, information with respect to this item will appear in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 1999 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

  1. Financial Statements:

    .  Consolidated Balance Sheets as of December 31, 1998 and 1997.

    . Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996.

    . Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

    . Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

    .  Notes to Consolidated Financial Statements.

    . Report of Independent Accountants for the years ended December 31, 1998, 1997 and 1996.

    . Selected Financial Data for the years ended December 31, 1998, 1997, 1996, 1995, and 1994.

  2. Financial Statement Schedules:

    . Report of Independent Accountants for the years ended December 31, 1998, 1997 and 1996.

    .  Schedule II--Valuation and Qualifying Accounts.

    . Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

  3. Listing of Exhibits:

    . The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

(b) No other reports on Form 8-K were filed by the Company during the last quarter of the year ended December 31, 1998.

                                  SCHEDULE II

                          BANYAN SYSTEMS INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                               Additions
                                    Balance at Charged to            Balance at
                                    Beginning  Costs and                End
            Description             of Period   Expenses  Deductions of Period
            -----------             ---------- ---------- ---------- ----------
Year ended December 31, 1998:

  Reserve for price, sales and
   doubtful account allowance......   $3,721     $1,177     $1,981     $2,917

Year ended December 31, 1997:

  Reserve for price, sales and
   doubtful account allowance......   $7,168     $2,448     $5,895     $3,721

Year ended December 31, 1996:

  Reserve for price, sales and
   doubtful account allowance......   $5,636     $8,712     $7,180     $7,168

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors
of Banyan Systems Incorporated:

  Our audits of the consolidated financial statements referred to in our report dated January 26, 1999 appearing on page 37 of the 1998 Annual Report to Shareholders of Banyan Systems Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule noted in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP
                                          -------------------------------------
                                          PricewaterhouseCoopers LLP

January 26, 1999

                                 EXHIBIT INDEX

   Exhibit
   Number    Title of Document
   -------   -----------------
  3.1(2)     Second Amended and Restated Articles of Organization of the
             Company.

  3.2(1)     Amended and Restated By-Laws of the Company.

  3.3(10)    Certificate of Vote of Directors Establishing a Class or Series of
             Stock

 10.1+(11)   Second Amended and Restated 1984 Incentive Stock Option Plan.

 10.2+(11)   Second Amended and Restated 1984 Non-Qualified Stock Option Plan.

 10.3(12)+   1992 Stock Incentive Plan, as amended.

 10.4(1)(8)+ 1992 Director Stock Option Plan, as amended.

 10.5(7)+ Consulting Services Agreement dated as of November 11, 1996 between the Company and Burton Technology Partners, Ltd.

 10.6(7)(8)+ Employment Agreement dated February 4, 1997 between the Company and William P. Ferry, as amended.

 10.6A+      Amendment No. 2 dated as of October 16, 1998 to Employment
             Agreement between the Company and William P. Ferry.

 10.7(1) Real Estate Sublease dated June 19, 1991, as amended to date, between the Company and Sytron Corporation.

 10.8(1) Lease Agreement dated April 21, 1989, as amended to date, between the Company and CB Westboro C Limited Partnership, a Texas Limited
             Partnership.

 10.8A       Amendment to Lease Agreement dated April 21, 1993 between the
             Company and CB Westboro C Limited Partnership, a Texas Limited
             Partnership.

 10.8B(5)    Amendment to Lease Agreement dated April 21, 1993 between the
             Company and Commonwealth Westboro Limited Partnership, a
             Massachusetts Limited Partnership (as successor in interest to CB
             Westboro C Limited Partnership, a Texas Limited Partnership).

 10.9(1) Lease Agreement dated November 14, 1986, as amended to date, between the Company and Aetna Real Estate Associated, L.P. (as assignee of Flanders Realty Trust).

 10.9A       Amendment to Lease Agreement dated April 1, 1993 between the
             Company and Aetna Real Estate, L.P. (as assignee of Flanders
             Realty Trust).

 10.9B(11)   Fifth Lease Extension and Modification Agreement made as of
             October 15, 1997 between Aetna Real Estate Associates and the
             Company.

 10.10(9) Loan and Security Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Company.

 10.10A(11)  Consent and Amendment to Loan and Security Agreement dated as of
             March 5, 1998 by and between Foothill Capital Corporation and the
             Company.

 10.11(9) Securities Issuance Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Company.

 10.12(9) Form of Warrant issued by and to be issued by the Company to Foothill Capital Corporation.

 10.13(10)   Preferred Stock and Warrant Purchase Agreement dated as of March
             5, 1998 between the Company and HarbourVest Partners V--Direct
             Fund L.P. ("HarbourVest").


     Exhibit
     Number      Title of Document
     -------     -----------------
 10.14(10)       Warrant to purchase shares of Series B Convertible Preferred
                 Stock issued by the Company to HarbourVest as of March 5,
                 1998.

 10.15(10)       Warrant to purchase shares of Series C Convertible Preferred
                 Stock issued by the Company to HarbourVest as of March 5,
                 1998.

 10.16 +(11)(13) Separation Agreement and Release and Waiver of Claims dated as of May 31, 1997 between the Company and David C. Mahoney, as amended.

 10.17+ Executive Retention Agreement dated as of October 16, 1998 between The Company and Robert D. Burke.

 10.18+ Executive Retention Agreement dated as of October 16, 1998 between the Company and Richard M. Spaulding.

 10.19+ Executive Retention Agreement dated as of October 16, 1998 between the Company and Anthony J. Bellantuoni.

 10.20+          Executive Officer Restricted Stock Agreement dated October 16,
                 1998 between the Company and William P. Ferry.

 10.21+          Executive Officer restricted Stock Agreement dated October 16,
                 1998 between the Company and Robert D. Burke.

 10.22+          Executive Officer Restricted Stock Agreement dated October 16,
                 1998 between the Company and Richard M. Spaulding.

 10.23+          Executive Officer Restricted Stock Agreement dated October 16,
                 1998 between the Company and Anthony J. Bellantuoni.

 13 Selected portions of Annual Report to Shareholders for the year ended December 31, 1997 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

 21(11)          Subsidiaries of the Company.

 23              Consent of PricewaterhouseCoopers LLP.

 27              Financial Data Schedule.

--------
+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

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

(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(10) Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K dated March 5, 1998.

(11) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-53705).

(13) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.