Form 10-Q
period 1999-03-31
BANYAN SYSTEMS INC
filed 1999-05-17
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999      Commission File Number 000-20364

                           BANYAN SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                               04-2798394
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


                                120 Flanders Road
                          Westboro, Massachusetts 01581
                    (Address of principal executive offices)

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

                             Yes [X]     No [ ]

Number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1999:

              Class                            Number of Shares Outstanding
--------------------------------------         -----------------------------
Common Stock, par value $.01 per share                 21,281,084

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                     Page Number
                                                                     -----------

PART I.    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets                             3
                    March 31, 1999 and December 31, 1998

                    Consolidated Statements of Operations                   4
                    Three months ended March 31, 1999 and 1998

                    Consolidated Statements of Cash Flows                   5
                    Three months ended March 31, 1999 and 1998


                    Notes to Consolidated Financial Statements              6

         Item 2.    Management's Discussion and Analysis of Financial      10
                    Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About         15
                    Market Risk


PART II. OTHER INFORMATION

         Item 2.      Changes in Securities and Use of Proceeds            16

         Item 6.      Exhibits and Reports on Form 8-K                     16


SIGNATURE                                                                  18

EXHIBIT INDEX                                                              19


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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                               ASSETS                                   March 31,   December 31,
                                                                          1999          1998
                                                                        --------       --------
 Current assets:
  Cash and cash equivalents                                             $ 21,648       $ 15,160
  Marketable securities                                                    3,591          4,052
  Accounts receivable, less allowances of $2,885 and $2,917               16,203         21,392
  Inventories                                                                935            890
  Other current assets                                                     4,108          3,808
                                                                        --------       --------
      Total current assets                                                46,485         45,302
Property and equipment:
  Computers and peripherals                                               24,709         24,859
  Equipment                                                               10,615         10,455
  Furniture and fixtures                                                   2,636          2,659
  Leasehold improvements                                                   2,608          2,586
                                                                        --------       --------
      Total                                                               40,568         40,559
  Less accumulated depreciation and amortization                         (35,894)       (35,609)
                                                                        --------       --------
      Property and equipment, net                                          4,674          4,950
Marketable securities                                                      5,648          3,076
Other assets, net of accumulated amortization of $1,346 and $2,669         2,910          2,882
                                                                        --------       --------
           Total assets                                                 $ 59,717       $ 56,210
                                                                        ========       ========
                 LIABILITIES
Current liabilities:
  Accounts payable                                                         3,721          3,861
  Accrued compensation                                                     3,653          4,137
  Accrued expenses                                                         6,798          6,741
  Accrued costs for restructuring and other charges                          441            710
  Other current liabilities                                                  575            626
  Long-term debt-current portion                                             568            548
  Deferred revenue                                                        17,657         18,430
                                                                        --------       --------
           Total current liabilities                                      33,413         35,053
Software licenses payable, non-current                                        75            150
Long-term debt                                                               600            600
Minority interest in consolidated subsidiary                               1,975          2,008

                 STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value; authorized 1,000,000
 shares; 263,158 issued and outstanding                                        3              3

Common stock, $.01 par value; authorized 35,000,000 shares; issued
 21,253,011 and 20,818,982 shares                                            213            208

Accumulated deficit                                                      (31,128)       (31,585)
Additional paid in capital                                                83,984         79,485
Unearned compensation                                                     (1,044)        (1,326)
Treasury stock at cost; 1,848,000 shares of common stock                 (28,564)       (28,564)
Accumulated other comprehensive income                                       190            178
                                                                        --------       --------
      Total stockholders' equity                                          23,654         18,399
                                                                        --------       --------
      Total liabilities and stockholders' equity                        $ 59,717       $ 56,210
                                                                        ========       ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                  Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 1999           1998
                                               --------       --------
Revenues:
 Software                                      $  8,271       $ 11,718
 Services                                         9,153          4,955
 Internet advertising                             1,602          1,080
                                               --------       --------
   Total revenues                                19,026         17,753

Cost of revenues:
 Software                                         1,504          1,287
 Services                                         6,007          3,133
 Internet advertising                               350            472
                                               --------       --------

   Total cost of revenues                         7,861          4,892
                                               --------       --------

Gross profit                                     11,165         12,861

Operating expenses:
 Sales and marketing                              6,317          8,196
 Product development                              2,520          2,847
 General and administrative                       1,810          1,481
                                               --------       --------
   Total operating expenses                      10,647         12,524
                                               --------       --------

Income from operations                              518            337

Other income/(expense):
 Interest income                                    273            150
 Interest expense                                   (30)           (22)
 Other, net                                        (168)           (21)
                                               --------       --------
   Total other income                                75            107
                                               --------       --------

Income before income taxes                          593            444
Provision for income taxes                          136             67
                                               --------       --------
Net income                                     $    457       $    377
                                               ========       ========
Income per common share:
     Basic                                     $   0.02       $   0.02
                                               ========       ========
     Diluted                                   $   0.02       $   0.02
                                               ========       ========
Weighted average number of common shares:
     Basic                                       19,158         17,672
                                               ========       ========
     Diluted                                     24,632         19,880
                                               ========       ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
Cash flows from operating activities:
 Net income                                                                  $    457       $    377
 Adjustments to reconcile net income to net cash provided by/(used in)
  operating activities:
     Depreciation and amortization                                                880          1,348
     Amortization of unearned compensation                                        283           --
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                         5,117          3,477
        (Increase) in inventories                                                 (45)          (210)
        (Increase) in other current assets                                        (83)          (277)
        (Decrease) in other liabilities                                           (33)          (162)
        (Decrease) in accounts payable and accrued compensation and expenses     (871)        (1,832)
        (Decrease) in accrued costs for restructuring and other charges          (269)          (249)
        (Decrease) in software licenses payable, net                              (75)          --
         Decrease in other non current assets                                      58           --
        (Decrease) in deferred revenue                                           (774)        (1,128)
                                                                             --------       --------
 Net cash provided by operating activities                                      4,645          1,344

Cash flows from investing activities:
 Capital expenditures                                                            (481)          (332)
 (Purchases of)/proceeds from marketable securities, net                       (2,099)         1,123
                                                                             --------       --------
 Net cash (used in)/provided by investing activities                           (2,580)           791

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                       --            9,500
 Net proceeds from issuance of warrants                                         2,832           --
 Proceeds from stock plan purchases and stock options                           1,671            787
                                                                             --------       --------
 Net cash provided by financing activities                                      4,503         10,287

Effect of exchange rate changes on cash and cash equivalents                      (80)            23
                                                                             --------       --------

Net increase in cash and cash equivalents                                       6,488         12,445
Cash and cash equivalents at beginning of the period                           15,160          6,674
                                                                             --------       --------
Cash and cash equivalents at end of the period                               $ 21,648       $ 19,119
                                                                             ========       ========



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 1999, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

B.   Reportable Segments:

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

         Segment Information for the Three-Months Ended March 31, 1999
                                 (in thousands)

                                    Network            Internet           Total
                            Software and Services    Advertising         Company
                            ---------------------   ------------         --------
Revenues
  Network software                 $ 8,271            $  --               $ 8,271
  Network services                   9,153               --                 9,153
  Internet advertising                --                1,602               1,602
                                   -------            -------             -------
   Total revenue                    17,424              1,602              19,026

Cost of revenues                     7,511                350               7,861
                                   -------            -------             -------

Gross profit                         9,913              1,252              11,165

Operating expenses                   9,181              1,466              10,647
                                   -------            -------             -------

Operating income/(loss)            $   732            $  (214)            $   518
                                   =======            =======             =======

Total assets                       $56,503            $ 3,214             $59,717
                                   =======            =======             =======

C.   Basic and Diluted Earnings Per Share:

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilution of weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:


For the three months ended March 31,                       1999        1998
--------------------------------------------------------------------------------
 Basic earnings per share
 Numerator:
   Net income                                            $   457      $   377
 Denominator:
   Weighted average common shares outstanding             19,158       17,672
                                                         -------      -------
Basic earnings per share                                 $  0.02      $  0.02
                                                         =======      =======
Diluted earnings per share
 Numerator:
   Net income                                            $   457      $   377
 Denominator:
   Weighted average common shares outstanding             19,158       17,672
   Weighted average common stock equivalents               5,474        2,208
                                                         -------      -------
   Total shares                                           24,632       19,880
                                                         -------      -------
 Diluted earnings per share                              $  0.02      $  0.02
                                                         =======      =======

     Options and warrants to purchase 1,817,000 shares of Common Stock outstanding during the quarter ended March 31, 1999 were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of Common Stock during the quarter. Options to purchase 1,449,000 shares of Common Stock outstanding during the quarter ended March 31, 1998 were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of Common Stock during the quarter.

D.  Comprehensive Income

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.


For the three months ended March 31,            1999            1998
------------------------------------            ----            ----

     Net income                                 $457            $377
     Other comprehensive income                   12              50
                                                ----            ----

     Comprehensive income                       $469            $427
                                                ====            ====


E.   Strategic Alliance

     On January 11, 1999, the Company announced a strategic alliance with Microsoft Corporation to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. Under the agreement, Microsoft has committed to contribute $10,000,000 over a three-year period for the training of at least 500 professionals, certain marketing and product development efforts and the purchase of 1,750,000 common stock warrants. The first of these three payments was received in January 1999 in the amount of $5,900,000, of which the Company had recorded approximately $3,000,000 in deferred revenue, approximately $2,800,000 in additional paid-in capital for common stock warrants and approximately $100,000 in accrued marketing expenses. The remaining two payments of $2,500,000 and $1,600,000 are scheduled to be received on or before December 31, 1999 and 2000, respectively. The common stock warrants are subject to a three-year lock-up provision, based on continuation of the alliance, and have an exercise price of $10.00 per share. Based on the Company's capitalization as of March 31, 1999, if exercised, Microsoft's warrants would represent approximately 7.5 percent ownership in the Company.

Item 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month periods ended March 31, 1999 and 1998 were $19.0 million and $17.8 million, respectively. The increase in 1999 was due to an increase in services and Internet advertising revenues offset in part by a decline in software revenues. The Company's software revenues decreased by 29% compared to the corresponding period in 1998 from $11.7 million to $8.3 million. The decline in software revenues in 1999 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, as a result of competitive product offerings. Services revenues increased by 85% compared to the corresponding period in 1998 from $5.0 million to $9.2 million. The increase in services revenues in 1999 was attributable primarily to additional revenues generated from consulting services and end-user support services. Internet advertising revenues increased by 48% compared to the corresponding period in 1998 from $1.1 million to $1.6 million. The increase in Internet advertising revenues in 1999 was due to increases in third party license fees for directory services and local merchant advertising delivered by the Company's majority-owned subsidiary, Switchboard Incorporated's ("Switchboard") Web site. The increases were partially offset by declines in national advertising revenues. International revenues for the three-month periods ended March 31, 1999 and 1998 were $5.7 million and $5.5 million, respectively. The increase in 1999 was primarily due to an increase in consulting revenues offset in part by a decline in software revenues. The Company also continues to be negatively impacted by delayed purchasing decisions in Southeast Asia due to continued economic uncertainty in the region as a result of financial market instability. International revenues accounted for 30% and 31% of total revenues for the three-month periods ended March 31, 1999 and 1998, respectively.

Gross profits for software were $6.8 million, or 82%, for the three-month period ended March 31, 1999, compared with $10.4 million, or 89%, for the corresponding period in 1998. The decrease in both gross profit percentage and dollars was primarily due to the impact of fixed costs being spread over lower sales volume and a higher mix of lower margin third party product sales.

Gross profits for services were $3.1 million, or 34%, for the three-month period ended March 31, 1999, compared with $1.8 million, or 37%, for the corresponding period in 1998. The increase in gross profit dollars was primarily due to an increase in revenues from consulting services and end-user support services, offset in part by an increase in delivery personnel and related costs to expand consulting services. The decrease in gross profit percentage was primarily due to additional delivery personnel and related costs to expand consulting services.

Gross profits for Internet advertising were $1.3 million, or 78%, for the three-month period ended March 31, 1999, compared with $0.6 million, or 56%, for the corresponding period in 1998. The increase in gross profit dollars and percentage was primarily due to an increase in revenues, offset in part by an increase in variable costs.

Sales and marketing expenses decreased 23% from $8.2 million to $6.3 million for the three-month period ended March 31, 1999, compared to the corresponding period in 1998. This decrease was primarily due to redeployment of staff into the Company's expanding consulting service activities, as well as a cessation of promotional fees paid to America Online, Inc. ("AOL") under the Company's former marketing relationship between Switchboard and AOL. Sales and marketing expenses as a percentage of revenues were 33% and 46% for the three-month periods ended March 31, 1999 and 1998, respectively.

Product development expenses decreased 11% from $2.8 million to $2.5 million for the three-month period ended March 31, 1999, compared to the corresponding period in 1998. This decrease was primarily due to lower headcount committed to the Company's traditional products and less costs associated with year 2000 compliance in the quarter ended March 31, 1999 when compared to the corresponding period in the prior year. The Company has modified and tested its current product offerings for year 2000 compliance issues as of December 31, 1998. The Company continues to focus its product development resources on Internet-related product initiatives, Switchboard technology and services, and enhancing its existing product offerings. Product development expenses as a percentage of revenues were 13% and 16% for the three-month periods ended March 31, 1999 and 1998, respectively. There were no software costs capitalized during the periods ended March 31, 1999 and 1998. For the year ending December 31, 1999, the Company anticipates a similar level of investment in product development as compared to the year ended December 31, 1998.

General and administrative expenses increased 22% from $1.5 million to $1.8 million for the three-month period ended March 31, 1999, compared to the same period in 1998. This increase was attributable to an increase in professional service expenses. General and administrative expenses as a percentage of revenue were 10% and 8% for the three-month periods ended March 31, 1999 and 1998, respectively.

The tax provision represents amounts provided for foreign income and foreign withholding taxes, for the three-month periods ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10.2 million at December 31, 1998 to $13.1 million at March 31, 1999. At March 31, 1999, cash and cash equivalents combined with short-term marketable securities were $30.9 million, compared with $22.3 million at December 31, 1998. Cash and cash equivalents increased $6.5 million resulting in a cash balance of $21.6 million at March 31, 1999. This increase was due primarily to $5.9 million in cash received from the Microsoft Corporation, a $5.1 million decrease in accounts receivable, $1.7 million in proceeds from stock plan purchases and stock options, net income of $0.5 million and other various operating, financing and investing activities. This was offset in part by a $3.7 million decrease in deferred maintenance and support revenues, $2.1 million in net purchases of marketable securities, and a $0.9 million decrease in accounts payable and accrued compensation expenses.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term. Foothill was granted warrants to purchase 75,000 and 50,000 and will be granted warrants to purchase 25,000 shares of the Company's common stock at the then current fair market value on September 4, 1997, 1998 and 1999, respectively. On January 13, 1999, Foothill exercised its warrants to purchase 75,000 shares of the Company's common stock pursuant to a "cashless" exercise resulting in the issuance of 58,603 shares to Foothill. There were no amounts outstanding under the line of credit agreement during the period ended March 31, 1999.

On January 11, 1999, the Company announced a strategic alliance with Microsoft. As part of the agreement, Microsoft has committed to contributing $10.0 million to the Company over a three-year period to fund the training of at least 500 professionals, marketing and development costs as well as the purchase of a warrant to purchase 1.75 million shares of common stock. The first of three payments to be made by Microsoft to the Company was received in January 1999 in the amount of $5.9 million. The remaining two payments totaling $4.1 million are scheduled to be received on or before December 31, 1999 and 2000.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and an available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures and the intended effects of the Company's sales and marketing, and product development efforts, constitutes forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

In 1998 and the first quarter of 1999, a majority of the Company's network sales were to existing customers for upgrade, expansion of their networks, or consulting delivery. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products and services. There can be no assurance that the Company will be successful in its sales and marketing efforts. In addition, in 1998 and the first quarter of 1999, the Company experienced extended selling cycles due to competitive products introduced by other vendors, an increase in multi-year customer agreements and longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company is evolving its strategic focus, seeking to decrease its reliance on its traditional networking software products while devoting additional resources to its network services and internet business initiatives. As part of this strategy, on January 11, 1999, the Company announced a strategic alliance with Microsoft to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by the Company, including the certification of 500 Microsoft-trained professionals. The failure of the Company to meet such obligations and milestones could result in a termination of the agreement, which could have a material adverse effect on the Company. In addition, the Company's future success will depend in part upon its ability to continue to grow its network services business, acquire additional network services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on the Company. There can be no assurance the Company will be successful in its new strategic focus.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company has invested significant resources to develop products and services to bring the Company's directory and messaging capabilities to Internet users. The Internet market space is increasingly competitive and rapidly changing. Any delay in developing additional or enhanced products and services for the Internet or failure of its Internet products and services to achieve increase market acceptance could have a material adverse effect on the Company's future results of operations. In 1999, the Company entered into agreements with Oblix, Incorporated ("Oblix"), and Check Point Software Technologies Limited ("Check Point") to resell Oblix and Check Point products. On May 2, 1999, the Company introduced Worktop/TM/, a browser-based productivity tool that helps organizations maximize the value of their intranets by providing employees with a highly personalized start page to organize and monitor key Web-accessible information. Failure of these products and the Company's other recently released products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for internet users. A substantial percentage of the traffic on the Switchboard Internet Web site in 1998 was attributable to the Company's marketing arrangements with AOL, a minority owner of Switchboard Incorporated. Accordingly, a substantial percentage of Switchboard Internet advertising revenues in 1998 were generally dependent on the marketing arrangements with AOL. In August 1998, the Company announced that the White Pages contract between Switchboard and AOL would not be renewed at the end of November 1998. On December 10, 1998, the Company announced that the Yellow Pages contract between Switchboard and AOL would not be renewed at the end of 1998. The Company estimates that AOL's customers accounted for approximately 45 percent of its overall traffic and 30 percent of its total advertising revenues in 1998. There can be no assurance that termination of these arrangements with AOL will not have any further material adverse effect on the Company.

In February 1999, Switchboard launched its "local merchant strategy" to substantially increase its business with local merchants through display advertising, Web site hosting and other on-line services. This launch included strategic partnerships with Discover Financial Services, Comcast Online Communications, Quest Communications International Inc., Cox Interactive Media and Advance Internet Inc. In March 1999, Switchboard entered into an agreement with the At Hand Network Yellow Pages which calls for Switchboard to fulfill the yellow page searches conducted primarily in the Northeast region of the United States on the At Hand Network Yellow Pages and provide e-mail address searches for the entire At Hand Network. The success of the Company will depend in part on the success of this and the Company's other strategic alliances and the Company's ability to enter into new strategic alliances with other Internet providers.

In the three months ended March 31, 1999, international revenues accounted for 30% of the Company's total revenues. The Company's results of operations in 1998 and the first three months of 1999 were adversely affected by the global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect the Company's operating results. On January 1, 1999, the participating member countries of the European Union adopted the Euro as the common legal currency and fixed conversion rates between their existing sovereign currencies and the Euro. The Company believes the Euro conversion will not have a material impact on its operations.

Because of the foregoing factors and the factors incorporated herein by reference, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that its results of operations may fluctuate from period-to-period in the future.

YEAR 2000 READINESS DISCLOSURE

The following statement shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the year 2000 Information and Readiness Disclosure Act. This Year 2000 readiness disclosure does not constitute a warranty of any kind, or extend the terms of any existing warranty.

In the past, many information technology products were designed with two digit year codes that did not recognize century and millenium fields. As a result, these hardware and software products may not function or may give incorrect results beginning in the year 2000. In order to address this issue, such hardware and software products may need to be upgraded or replaced in order to correctly process dates beginning in the year 2000.

The Company has created a Company-wide year 2000 team to identify and address year 2000 issues. The Company's year 2000 compliance program has identified three potential areas of impact for review: (i) the software, information and non-information systems used in the Company's internal business systems; (ii) the Company's software offered to customers; and (iii) third-party vendors, manufacturers and suppliers of products used in the Company's internal systems or distributed with the Company's products. The Company has identified and is testing its main internal systems and expects to complete testing by mid-1999. Currently, the testing is approximately 80% complete. During 1999, the Company expects to complete implementation of any needed year 2000-related modifications to its critical information systems.

The Company is also in the process of communicating with its main suppliers of technology products and services used in its internal systems regarding the year 2000 status of such products or services. Based upon these communications, the Company is considering the suppliers' year 2000 preparedness in the Company's decision to continue to deploy or migrate from these technology products or services. In addition, the Company is currently assessing its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems in mid-1999. To date, the Company has not developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve year 2000 readiness of its critical operations. The Company expects in mid-1999 to finalize its assessment of and, if deemed appropriate, contingency planning for potential operational or performance problems related to year 2000-related issues with its information systems.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company's current assessment is that the cost of completing the Company's year 2000 compliance program will be approximately $250,000, which does not include amounts related to the diversion of internal resources including, without limitation, employee salaries, which amount the Company is not separately tracking. The Company has and expects to continue to fund its year 2000 compliance program from operating cash flows and does not expect to separately account for these costs. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of any necessary modifications, or that the Company's suppliers will adequately prepare for the year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers.

The Company's year 2000 effort has included testing products currently or recently on the Company's price list for year 2000 issues. Products have been and are expected to continue to be tested internally. Generally, for products that were identified as needing updates to address year

2000 issues, the Company has prepared or is preparing updates, or has discontinued or will discontinue the product. Currently, this testing is approximately 99% complete. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues. The Company has completed a process of notification to its customers of these year 2000 issues and has encouraged these customers to migrate to current product versions that are year 2000 ready. There can be no assurance the Company will be successful in migrating these customers to the year 2000-compliant products of the Company. For third-party products that the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for year 2000 status information. On its year 2000 Web site at www.banyan.com, the Company provides information regarding which of its products have been tested to be year 2000 ready and other general information related to the Company's year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

The Company believes its current products, with any applicable updates, are year 2000 ready when used in a system and with other components that are year 2000 compliant. However, there can be no guarantee that one or more of the Company's products do not contain year 2000 date issues. The most reasonably likely worst case scenarios would include (i) corruption of data contained in the Company's information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, etc.)

Because the Company is in the business of selling software products, the Company's risk of being subjected to lawsuits relating to year 2000 issues with its software products is likely to be greater than that of companies in other industries. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a year 2000 issue. As a result, the Company may be subjected to year 2000-related lawsuits independent of whether its products and services are year 2000 ready. The outcome of any such lawsuit and the impact on the Company cannot be predicted. Any year 2000 problems in the Company's products could also result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation or increased service or warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, including estimates of the timeframes and costs for addressing the known year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       Not applicable.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Microsoft Warrant Issuance

On January 8, 1999, in connection with the Alliance Agreement dated January 8, 1999 between Microsoft and the Company (the "Alliance Agreement"), the Company issued to Microsoft a warrant (the "Microsoft Warrant") to purchase 1,750,000 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"). The Microsoft Warrant is exercisable, in whole or in part, at any time through January 8, 2006 by the cash payment of a $10.00 per share exercise price. At any time after January 8, 2002, the Microsoft Warrant may be exercised by means of a "cashless" exercise provision.

The exercise price and number of shares purchasable under the Microsoft Warrant are subject to adjustment (i) in the event of a capital reorganization of the Company's capital stock, a merger of the Company into another entity, a sale of substantially all of the Company's assets or other similar events, (ii) certain stock splits, reverse stock splits and stock dividend by the Company and (iii) certain stock issuances by the Company for a per share consideration less than the exercise price of the Microsoft Warrant. In addition, in general, if the Company makes any special dividend or other distribution in the form of cash or property with respect to the Common Stock other than in the ordinary course of business, the holder of the Microsoft Warrant will receive upon exercise of the Microsoft Warrant, a portion of such cash or property (and of any further distributions on such cash or property) as if it had held the shares of Common Stock issued upon such exercise as of the record date for such special dividend or other distribution. Also, in general, in the event of a spin-off distribution by the Company of the capital stock of a subsidiary, the holder of the Microsoft Warrant shall receive an additional warrant to purchase the number of securities subject to the spin-off distribution which the holder would have received had the holder exercised the Microsoft Warrant in full immediately prior to the record date for the spin-off distribution, and the exercise price of the Microsoft Warrant shall be adjusted accordingly.

The Company and Microsoft agreed that $4,160,214 of the funding provided by Microsoft to the Company on January 8, 1999 under the Alliance Agreement be allocated as the purchase price for the Microsoft Warrant. As the issuance of the Microsoft Warrant did not involve any public offering, it was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. No underwriters were utilized in connection with the issuance of the Microsoft Warrant, and no underwriting discounts or commissions were paid or incurred thereby.

Foothill Warrant Exercise

On January 13, 1999, the Company issued to Foothill 58,603 shares of Common Stock (the "Foothill Stock") at a per share price of $2.28125, upon Foothill's exercise of a warrant of purchase 75,000 shares of Common Stock. The aggregate purchase price of $133,688.09 for the Foothill Stock was paid by Foothill by means of the cancellation of the remaining 16,397 shares of Common Stock subject to the warrant, pursuant to the "cashless" exercise provision of the warrant.
As the issuance of the Foothill Stock did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. No underwriters were utilized in connection with the issuance of the Foothill Stock, and no underwriting discounts or commissions were paid or incurred thereby.

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



                               BANYAN SYSTEMS INCORPORATED



Date:   May 17, 1999           By: /s/ Richard M. Spaulding
                                   ------------------------
                                   Richard M. Spaulding
                                   Vice President and Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                Title Of Document
--------------                -----------------


10.1* Alliance Agreement dated January 8, 1999 between the Company and Microsoft Corporation.

10.2     Warrant Purchase Agreement January 8, 1999 between the Company and
         Microsoft.

10.3 Common Stock Purchase Warrant issued by the Company to Microsoft on January 8, 1999.

10.4 Employment Letter dated as of January 15, 1999 between the Company and Scott G. Silk.

10.5 Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Company to William P. Ferry.

10.6 Non-Qualified Stock Option Agreement dated March 20, 1997 granted by the Company to Robert D. Burke.

10.7 Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Company to Anthony J. Bellantuoni.

27       Financial Data Schedule.

----------
* Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.