Form 10-Q
period 1999-06-30
BANYAN SYSTEMS INC
filed 1999-08-16
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999             Commission File Number 000-20364

                          BANYAN SYSTEMS INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)


         MASSACHUSETTS                                     04-2798394
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


         120 FLANDERS ROAD
         WESTBORO, MASSACHUSETTS                             01581
(Address of Principal Executive Offices)                  (Zip Code)


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

Yes     X          No
    ---------          --------

Number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 1999:

              Class                                 Number of Shares Outstanding
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                       24,307,378

                          BANYAN SYSTEMS INCORPORATED


                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998                    3

                    Consolidated Statements of Operations
                    Three and Six months ended June 30, 1999 and 1998      4

                    Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998                5

                    Notes to Consolidated Financial Statements             6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   10

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risks                                          17

PART II.   OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds             18

           Item 4.  Submission of Matters to a Vote of Security Holders   18

           Item 5.  Other Information                                     19

           Item 6.  Exhibits and Reports on Form 8-K                      19

SIGNATURE                                                                 20

EXHIBIT INDEX                                                             21

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

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                               ASSETS                                       June 30, 1999          December 31, 1998
                                                                            -------------          -----------------
Current assets:
  Cash and cash equivalents                                                    $ 19,960              $    15,160
  Marketable securities                                                          36,987                    4,052
  Accounts receivable, less allowances of  $3,102 and $2,917                     14,911                   21,392
  Inventories                                                                       950                      890
  Other current assets                                                            4,715                    3,808
                                                                               --------              -----------
      Total current assets                                                       77,523                   45,302
Property and equipment:
  Computers and peripherals                                                      24,530                   24,859
  Equipment                                                                      10,789                   10,455
  Furniture and fixtures                                                          2,675                    2,659
  Leasehold improvements                                                          2,639                    2,586
                                                                               --------              -----------
      Total                                                                      40,633                   40,559
  Less accumulated depreciation and amortization                                (36,105)                 (35,609)
                                                                               --------              -----------
      Property and equipment, net                                                 4,528                    4,950
Marketable securities                                                             5,639                    3,076
Other assets, net of accumulated amortization of $1,482 and $2,669                2,115                    2,882
                                                                               --------              -----------
      Total assets                                                             $ 89,805              $    56,210
                                                                               ========              ===========
                           LIABILITIES
Current liabilities:
  Accounts payable                                                             $  4,030              $     3,861
  Accrued compensation                                                            4,337                    4,137
  Accrued expenses                                                                7,030                    6,741
  Accrued costs for restructuring and other charges                                 451                      710
  Other current liabilities                                                       1,164                      626
  Long-term debt-current portion                                                    608                      548
  Deferred revenue                                                               13,722                   18,430
                                                                               --------              -----------
      Total current liabilities                                                  31,342                   35,053
Software licenses payable, non-current                                                -                      150
Long-term debt                                                                        -                      600
Minority interest in consolidated subsidiary                                      3,571                    2,008

                      STOCKHOLDERS' EQUITY
Convertible preferred stock, $.01 par value;
  authorized 1,000,000 shares;
  none and 263,158 issued and outstanding                                             -                        3
Common stock, $.01 par value;
  authorized 35,000,000 shares;
  issued 24,192,412 and 20,818,982 shares                                           242                      208
Accumulated deficit                                                             (26,666)                 (31,585)
Additional paid in capital                                                       88,398                   79,485
Unearned compensation                                                              (815)                  (1,326)
Treasury stock at cost; 1,848,000 shares                                        (28,564)                 (28,564)
Accumulated other comprehensive income                                           22,297                      178
                                                                               --------              -----------
      Total stockholders' equity                                                 54,892                   18,399
                                                                               --------              -----------
      Total liabilities and stockholders' equity                               $ 89,805              $    56,210
                                                                               ========              ===========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                              -------------------  ------------------
                                                1999       1998      1999      1998
                                             ---------  ---------  --------  --------
Revenues:
  Software                                    $ 7,258    $10,792   $15,529   $22,510
  Services                                      9,991      5,638    19,144    10,593
  Internet advertising                          2,010      1,706     3,612     2,786
                                              -------    -------   -------   -------
       Total revenues                          19,259     18,136    38,285    35,889

Cost of revenues:
  Software                                      1,057      1,331     2,561     2,618
  Services                                      6,911      3,603    12,918     6,736
  Internet advertising                            321        556       671     1,028
                                              -------    -------   -------   -------
       Total cost of revenues                   8,289      5,490    16,150    10,382
                                              -------    -------   -------   -------

Gross profit                                   10,970     12,646    22,135    25,507

Operating expenses:
  Sales and marketing                           6,484      7,664    12,801    15,860
  Product development                           2,319      2,915     4,839     5,762
  General and administrative                    1,757      1,597     3,567     3,078
  Other charges                                     -      1,400         -     1,400
                                              -------    -------   -------   -------
       Total operating expenses                10,560     13,576    21,207    26,100

Income/(loss) from operations                     410       (930)      928      (593)

Other income/(expense):
  Gain on sale of investment                    4,043          -     4,043         -
  Interest income                                 259        195       532       345
  Interest expense                                (36)       (11)      (66)      (33)
  Other, net                                     (124)       129      (292)      108
                                              -------    -------   -------   -------
       Total other income/(expense)             4,142        313     4,217       420
                                              -------    -------   -------   -------

 Income/(loss) before income taxes              4,552       (617)    5,145      (173)

Provision for income taxes                         90        156       226       223
                                              -------    -------   -------   -------
Net income/(loss)                             $ 4,462    $  (773)  $ 4,919   $  (396)
                                              =======    =======   =======   =======
Net income/(loss) per common share:
  Basic                                         $0.22     $(0.04)    $0.25    $(0.02)
                                              =======    =======   =======   =======
  Diluted                                       $0.17     $(0.04)    $0.19    $(0.02)
                                              =======    =======   =======   =======
Weighted average number of common shares:
  Basic                                        20,236     18,055    19,714    17,863
                                              =======    =======   =======   =======
  Diluted                                      25,668     18,055    25,554    17,863
                                              =======    =======   =======   =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Six Months Ended June 30,
                                                    --------------------------
                                                         1999        1998
                                                    ------------- ------------
Cash flows from operating activities:
 Net income/(loss)                                     $  4,919    $  (396)
 Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities:
  Gain on sale of investments                            (4,043)         -
  Depreciation and amortization                           1,742      2,447
  Other charges                                               -      1,400
  Amortization of unearned compensation                     511          -
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                        6,333      3,434
   (Increase) in inventories                                (56)       (59)
   (Increase) in other current assets                        (3)      (341)
   (Decrease) in other liabilities                         (674)      (566)
   (Decrease) in accounts payable and accrued
     compensation and expenses                             (552)    (1,299)
   (Decrease) in accrued costs for restructuring
     and other charges                                     (259)      (328)
   (Decrease) in software licenses payable, net            (150)         -
   Decrease in other non current assets                     146          -
   (Decrease) in deferred revenue                        (4,702)    (2,862)
                                                       --------    -------
 Net cash provided by operating activities                 3212      1,430

Cash flows from investing activities:
 Capital expenditures                                    (1,067)      (921)
 Sale of equity in subsidiary                             4,298          -
 Proceeds from investment                                 4,743          -
 (Purchases of)/proceeds from marketable
   securities, net                                      (11,782)     4,083
 Acquisition of technology                                    -       (500)
                                                       --------    -------
Net cash (used in)/provided by investing
  activities                                             (3,808)     2,662

Cash flows from financing activities:
 Net proceeds from issuance of convertible
   preferred stock                                            -      9,500
 Net proceeds from issuance of warrants                   2,832          -
 Proceeds from stock plan purchases and
   stock options                                          2,751      1,849
                                                       --------    -------
 Net cash provided by financing activities                5,583     11,349

Effect of exchange rate changes on cash and
  cash equivalents                                         (187)       126
                                                       --------    -------

Net increase in cash and cash equivalents                 4,800     15,567
Cash and cash equivalents at beginning of
  the period                                             15,160      6,674
                                                       --------    -------
Cash and cash equivalents at end of the period         $ 19,960    $22,241
                                                       ========    =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of Banyan Systems Incorporated ("Banyan Worldwide") and its subsidiaries as of June 30, 1999, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Stockholders and Annual Report on
     Form 10-K.

     The results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

B.   REPORTABLE SEGMENTS:

     Banyan Systems Incorporated has two reportable segments: Network software and services, and Internet advertising. The Company's network software and services segment designs, develops and markets standards-based networking directory and messaging solutions that help people communicate across enterprise networks, intranets and the Internet. In addition, the network software and services segment delivers professional services including technical support, education and consulting, including network performance, integration and Year 2000 compliance services. The Company's Internet advertising segment is organized as a majority-owned subsidiary, Switchboard Incorporated, and generates advertising revenue from major domestic corporations and local businesses through its Internet people-to-people and business directory services. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

          SEGMENT INFORMATION FOR THE SIX-MONTHS ENDED JUNE 30, 1999
                                (IN THOUSANDS)

                               Network          Internet     Total
                         Software & Services  Advertising   Company
                         -------------------  ------------  --------
 Revenues
   Network software            $15,529          $     -     $15,529
   Network services             19,144                -      19,144
   Internet advertising              -            3,612       3,612
                               -------          -------     -------
     Total revenue              34,673            3,612      38,285

 Cost of revenues               15,479              671      16,150
                               -------          -------     -------

 Gross margin                   19,194            2,941      22,135

 Operating expenses             17,721            3,486      21,207
                               -------          -------     -------

 Operating income/(loss)       $ 1,473          $  (545)    $   928
                               =======          =======     =======

 Total assets                  $78,622          $11,183     $89,805
                               =======          =======     =======

C.   BASIC AND DILUTED EARNINGS PER SHARE:

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of potential common stock outstanding during the period. Potential common stock results from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock shares using the treasury stock method, and the conversion of preferred stock using the "if-converted" method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                              Three Months Ended   Six Months Ended
                                                                   June 30,            June 30,
                                                          ----------------------------------------
                                                           1999      1998       1999         1998
                                                          ------    ------     ------       ------
(in thousands, except per share data)
Basic earnings per share
     Numerator:
          Net income/(loss)                               $ 4,462   $  (773)   $ 4,919     $  (396)
     Denominator:
          Weighted average common shares outstanding       20,236    18,055     19,714      17,863
                                                          -------   -------    -------     -------
     Basic earnings per share                             $  0.22   $ (0.04)   $  0.25     $ (0.02)
                                                          =======   =======    =======     =======
Diluted earnings per share
     Numerator:
           Net income/(loss)                                4,462   $  (773)   $ 4,919     $  (396)
     Denominator:
            Weighted average common shares outstanding     20,236    18,055     19,714      17,863
            Dilutive potential common stock                 5,432         -      5,840           -
                                                          -------   -------    -------     -------
                         Total shares                      25,668    18,055     25,554      17,863
                                                          -------   -------    -------     -------
     Diluted earnings per share                           $  0.17   $ (0.04)   $  0.19     $ (0.02)
                                                          =======   =======    =======     =======

     Options and warrants to purchase 98,000 shares of common stock outstanding during the three-months and six-months ended June 30, 1999, were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of the Company's common stock during the respective periods. Options and warrants to purchase 2,629,000 shares of outstanding common stock during both the three-months and six-months ended June 30, 1998 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

D.   COMPREHENSIVE INCOME

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                      Six months ended
                                             ---------------------------------
                                               June 30, 1999    June 30, 1998
                                             -----------------  --------------
                                                       (in thousands)
     Net income/(loss)                              $ 4,919           $(396)
     Other comprehensive income/(loss):
         Unrealized gains on available-
          for-sale investments                       22,215               8
         Foreign currency translation
          adjustment                                    (96)             42
                                                    -------           -----
     Total other comprehensive income                22,119              50
                                                    -------           -----

     Comprehensive income/(loss)                    $27,038           $(346)
                                                    =======           =====

E.   SALE OF INVESTMENT

     In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, a company which supplies Internet messaging solutions to service providers (ISPs, telcos, cable companies, and Web portals). In the second quarter of 1999, as part of Software.com's initial public offering, the Company sold 339,985 shares of common stock of Software.com resulting in net proceeds of $4,743,000 and a realized net gain of approximately $4,043,000. Additionally, the Company held 1,021,202 shares of common stock of Software.com at June 30, 1999 which were valued at $23.188 per share, with a total value of $23,680,000. The net unrealized gain of approximately $22,200,000 is included in other comprehensive income within stockholders' equity. These remaining shares of common stock of Software.com held by the Company are subject to a six-month trading restriction which ends in December 1999.

F.   CBS PARTNERSHIP

     On June 30, 1999, the Company and CBS consummated their agreement for CBS to acquire a 35% equity stake in Switchboard. In exchange, Switchboard received $5,000,000 in cash and will receive promotion and branding over terms of seven and ten years, respectively, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. CBS, the Company and Switchboard Incorporated entered into an Advertising and Promotion Agreement dated as of June 30, 1999, which provides advertising to Switchboard over seven years as part of payment for common stock and warrants provided by CBS under the Common Stock and Warrant Purchase Agreement by and among Switchboard Incorporated, the Company and CBS. The net present value of the advertising has been recorded as a subscription receivable and an offsetting amount as paid in capital in the Switchboard equity accounts. The subscription equity account will be amortized as marketing expense over the advertising period. The objectives of the Advertising and Promotion Agreement include (i) the promotion through CBS of the Switchboard site to be accessed via the domain name www.cbs.switchboard.com or www.switchboard.com; (ii) the establishment
          -----------------------    -------------------
     of co-branded interfaces between CBS sites and the Switchboard site; (iii) the development of vertical guides for CBS sites and CBS associated sites and (iv) the utilization of CBS's cross-media sales group, CBS PLUS, in selling Switchboard advertisements and e-commerce services. Switchboard will be required to pay CBS a commission on the net advertising revenues derived from the sale of advertising on the co-branded interfaces or vertical guides during the term of the agreement. CBS received warrants to purchase an additional 5% of Switchboard at a per share exercise price of $1.00, which would increase its ownership position in the subsidiary to 40%. The warrants are not exercisable by CBS until the earlier of (i) June 30, 2001 or (ii) the closing of an initial public offering of Switchboard's common stock. CBS and Switchboard Incorporated entered into a License Agreement dated as of June 30, 1999 which provides a ten year license to Switchboard for the utilization of the CBS Marks in achieving the objectives of the Advertising and Promotion Agreement. Two representatives of CBS will join Switchboard's Board of Directors. Additionally, the Company issued a common stock purchase warrant to CBS on June 30, 1999, whereby CBS received warrants to purchase 250,000 shares of the Company's common stock at $11.17 per share.

                          BANYAN SYSTEMS INCORPORATED
                                    ITEM 2
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended June 30, 1999 were $19.3 million, which represented a 6% increase when compared to the corresponding period in 1998. Total revenues for the six-month period ended June 30, 1999 were $38.3 million, which represented a 7% increase when compared to the corresponding period in 1998. These increases were due to incremental revenues from services and Internet advertising offset in part by a decrease in software revenues. The Company's software revenues for the three-month period ended June 30, 1999 decreased by $3.5 million, or 33%, when compared to the corresponding period in 1998. The Company's software revenues in the six-month period ended June 30, 1999, decreased by $7.0 million, or 31%, when compared to the corresponding period in 1998. The decline in software revenues in 1999 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, primarily as a result of competitive product offerings. The Company expects that software revenues will continue to decline for the foreseeable future. Services revenues increased by $4.4 million, or 77%, and $8.6 million, or 81%, for the three-month and six-month periods ended June 30, 1999, when compared to the corresponding periods in 1998. The increase in services revenues in 1999 was attributable primarily to additional revenues generated from consulting services and technical support services. Internet advertising revenues increased by $0.3 million, or 18%, and $0.8 million, or 30% for the three and six month periods ended June 30, 1999 when compared to the corresponding periods in 1998. The increase in Internet advertising revenues in 1999 was due to an increase in third-party license fees for directory services and local advertising revenues generated by the Company's majority-owned subsidiary, Switchboard Incorporated's ("Switchboard") Web site. The increase was partially offset by declines in national advertising revenues as a result of the termination of Switchboard's marketing relationship with AOL.

International revenues for the three-month and six-month periods ended June 30, 1999 were $6.6 million and $12.3 million, respectively, compared with $5.7 million and $11.2 million for the corresponding periods in 1998.
The increases for both the three-month and six-month periods ended June 30, 1999 were primarily due to additional revenues from consulting services offset in part by a decline in software revenues. International revenues accounted for 34% and 32% for the three and six month periods ended June 30, 1999, compared with 32% and 31% for the corresponding periods in 1998.

Gross profits for software were 85%, or $6.2 million, and 84%, or $13.0 million, for the three-month and six-month periods ended June 30, 1999, respectively, compared with 88%, or $9.5 million, and 88%, or $19.9 million, for the corresponding periods in 1998. The decrease in both gross profit dollars and percentage for the three-month and six-month periods ended June 30, 1999 when compared to the corresponding periods last year was primarily due to the impact of lower sales volumes being spread over fixed costs and a higher mix of lower margin third-party product sales.

Gross profits for services were 31%, or $3.1 million, and 33%, or $6.2 million, for the three-month and six-month periods ended June 30, 1999, respectively, compared with 36%, or $2.0 million, and 36%, or $3.9 million, for the corresponding periods in 1998. The increase in gross profit dollars was primarily due to an increase in revenues from consulting services and technical support, offset in part by an increase in delivery personnel and related costs to expand consulting services. The decrease in gross profit percentage was primarily due to the hiring of additional delivery personnel and related costs to expand consulting services.

Gross profits for Internet advertising were 84% or $1.7 million, and 81%, or $2.9 million for the three-month and six-month periods ended June 30, 1999, respectively, compared with 67%, or $1.2 million and 63%, or $1.8 million, for the corresponding periods in 1998. The increase in gross dollars and percentage was due to an increase in revenues.

Sales and marketing expenses of $6.5 million and $12.8 million for the three-month and six-month periods ended June 30, 1999, respectively, represented decreases of 15% and 19% compared to the corresponding periods in 1998. The decreases were primarily due to redeployment of staff into the Company's expanding consulting service activities as well as a cessation of promotional fees paid to America Online, Inc. ("AOL") under the Company's former marketing relationship between Switchboard and AOL. Sales and marketing expenses as a percentage of revenues were 34% and 33% for the three-month and six-month periods ended June 30, 1999, as compared to 42% and 44% for the corresponding periods in 1998.

Product development expenses of $2.3 million and $4.8 million for the three-month and six-month periods ended June 30, 1999, respectively, represented decreases of 20% and 16%, respectively, over the corresponding periods in 1998. These decreases were primarily due to lower headcount committed to the Company's traditional products and less costs associated with Year 2000 compliance when compared to the corresponding periods in 1998. The Company had modified and tested its current product offerings for Year 2000 compliance issues as of December 31, 1998. The Company continues to focus its product development resources on Internet-related product initiatives, Switchboard technology and services and enhancing its existing product offerings. Product development expenses as a percentage of revenues were approximately 12% and 13% for the three-month and six-month periods ended June 30, 1999, respectively, as compared to 16% for both the corresponding periods in 1998. There were no software development amounts capitalized during the six-month periods ended June 30, 1999 and 1998.

General and administrative expenses of $1.8 million and $3.6 million for the three-month and six-month periods ended June 30, 1999, respectively, represented increases of 10% and 16% when compared to the corresponding periods in 1998.
The increases were due primarily to an increase in staffing related to the Switchboard business segment. General and administrative expenses as a percentage of revenues were 9% for both the three-month and six-month periods ended June 30, 1999, as well as for the corresponding periods in 1998.

On June 24, 1999, the Company sold 339,985 shares of common stock of Software.com as part of Software.com's initial public offering. As a result of the transaction, the Company recorded a net gain of approximately $4.0 million.

Interest income was $259,000 and $532,000 for the three-month and six-month periods ended June 30, 1999, respectively, and represented increases of 33% and 54% from the corresponding periods in 1998. These increases were due to higher levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and six month periods ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10.2 million at December 31, 1998 to $46.2 million June 30, 1999. At June 30, 1999, cash and cash equivalents combined with marketable securities were $62.6 million, compared with $22.3 million at December 31, 1998. Cash and cash equivalents increased
$4.8 million resulting in a cash balance of $20.0 million June 30, 1999.
This increase was primarily due to a decrease in accounts receivable of $6.3 million, $5.9 million in cash received from Microsoft Corporation, $4.7 million in net proceeds from the sale of an investment, $4.3 million in cash net of related expenses received from CBS Corporation for an investment in the Company's Switchboard subsidiary, $2.8 million in proceeds from stock plan purchases and stock options and other various operating, financing and investing activities. This was offset in part by $11.8 million in net purchases of marketable securities, and a $7.6 million decrease in VINES related deferred revenues.

On June 30, 1999, the Company and CBS consummated their agreement for CBS to acquire a 35% equity stake in Switchboard. In exchange, Switchboard received $5.0 million in cash and will receive $130 million of promotion and branding over terms of seven and ten years, respectively, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. CBS also received warrants to purchase an additional 5% of Switchboard, which would increase its ownership position to 40%.
Two representatives of CBS will join Switchboard's Board of Directors. Additionally, CBS received warrants to purchase 250,000 shares of the Company's common stock at $11.27 per share.

In the second quarter of 1999, as part of Software.com's initial public offering, the Company sold 339,985 shares of Software.com's common stock resulting in net proceeds of approximately $4.7 million and a realized net gain of approximately $4.0 million. Additionally, the Company held 1,021,202 of Software.com's common stock shares at June 30, 1999 which were marked to market at $23.188 per share with a total value of $23.7 million. The net unrealized gain of $22.2 million is included in other comprehensive income within stockholder's equity. The remaining shares of Software.com's common stock held by the Company are subject to a six-month lock-up period.

On January 11, 1999, the Company announced a strategic alliance with Microsoft. As part of the agreement, Microsoft has committed to contributing $10.0 million to the Company over a three-year period to fund the training of at least 500 professionals, marketing and development costs as well as the purchase of a warrant to purchase 1.75 million shares of the Company's common stock.

The first of three payments to be made by Microsoft to the Company was received in January 1999 in the amount of $5.9 million. The remaining two payments totaling $4.1 million are scheduled to be received on or before December 31, 1999 and 2000.

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term. Foothill was granted warrants to purchase 75,000 and 50,000 and will be granted warrants to purchase 25,000 shares of the Company's common stock at the then current fair market value on September 4, 1997, 1998 and 1999, respectively.
On January 13, 1999, Foothill exercised its warrants to purchase 75,000 shares of the Company's common stock pursuant to a "cashless" exercise resulting in the issuance of 58,603 shares to Foothill. On May 14, 1999, Foothill exercised its warrants to purchase 50,000 shares of the Company's common stock pursuant to a "cashless" exercise resulting in the issuance of 32,098 shares to Foothill. There were no amounts outstanding under the line of credit agreement during the period ended June 30, 1999.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.

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

In 1998 and the first six months of 1999, a majority of the Company's network sales were to existing customers for upgrade, expansion of their networks, or consulting delivery. The Company's results will depend on its ability both to continue to sell products for use in networks of existing customers and to attract new customers for the Company's products and services. There can be no assurance that the Company will be successful in its sales and marketing efforts. In addition, in 1998 and the first six months of 1999, the Company experienced extended selling cycles due to competitive products introduced by other vendors, an increase in multi-year customer agreements and to longer evaluation of operating systems and hardware platforms by potential customers. The Company expects that extended selling cycles will continue to affect the Company's operating results for the foreseeable future.

The Company continues to evolve its strategic focus, seeking to decrease its reliance on its traditional networking software products while devoting additional resources to its network services and Internet business initiatives. On June 21, 1999, the Company announced it will begin doing business under the new name, "Banyan Worldwide", and that a new division had been formed, Banyan Worldwide Services, to support the further development of its services businesses. Banyan Worldwide is organized as Banyan World Wide Services, a division that provides consulting, systems integration and technical support services; Switchboard Incorporated, the Company's majority-owned Internet subsidiary; and Banyan Technology Group, which focuses on the development of traditional Banyan software products, as well as leading edge Internet technologies.

As part of its strategic focus on network services, on January 11, 1999, the Company announced a global alliance with Microsoft to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by the Company, including the certification of 500 Microsoft-trained professionals. The failure of the Company to meet such obligations and milestones could result in a termination of the agreement, which could have a material adverse effect on the Company. In addition, the Company's future success will depend in part upon its ability to continue to grow its network services business, acquire additional network services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on the Company. There can be no assurance the Company will be successful in its new strategic focus.

The Company's results are partially dependent on its ability to enhance existing products and introduce new products on a timely basis, and to achieve market acceptance for such enhanced new products. The Company has invested significant resources to develop products and services to bring the Company's directory and messaging capabilities to Internet users. The Internet market space is increasingly competitive and rapidly changing. Any delay in developing additional or enhanced products and services for the Internet or failure of its Internet products and services to achieve increase market acceptance could have a material adverse effect on the Company's future results of operations.
In 1999, the Company entered into agreements with Oblix, Incorporated ("Oblix"), and Check Point Software Technologies Limited ("Check Point") to resell Oblix and Check Point products. On May 2, 1999, the Company introduced Worktop, a browser-based productivity tool that helps organizations maximize the value of their intranets by providing employees with a highly personalized start page to organize and monitor key Web-accessible information. Failure of these products and the Company's other recently released products to achieve market acceptance could have a material adverse effect on the Company's future results of operations.

In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for Internet users. A substantial percentage of the traffic on the Switchboard Internet Web site in 1998 was attributable to the Company's marketing arrangements with AOL, a minority owner of Switchboard Incorporated. Accordingly, a substantial percentage of Switchboard Internet advertising revenues in 1998 were dependent on the marketing arrangements with AOL. In August 1998, the Company announced that the White Pages contract between Switchboard and AOL would not be renewed at the end of November 1998. On December 10, 1998, the Company announced that the Yellow Pages contract between Switchboard and AOL would not be renewed at the end of 1998. The Company estimates that AOL's customers accounted for approximately 45 percent of its overall traffic and 30 percent of its total advertising revenues in 1998.
There can be no assurance that termination of these arrangements with AOL will not have any further material adverse effect on the Company.

In February 1999, Switchboard launched its "local merchant strategy" to substantially increase its business with local merchants through display advertising, Web site hosting and other on-line services. This launch included strategic partnerships with Discover Financial Services, Comcast Online Communications, Qwest Communications International, Inc., Cox Interactive Media and Advance Internet Inc. In March 1999, Switchboard entered into an agreement with the At Hand Network Yellow Pages which calls for Switchboard to fulfill the yellow page searches conducted primarily in the Northeast region of the United States on the At Hand Network Yellow Pages and provide e-mail address searches for the entire At Hand Network. The success of the Company will depend in part on the success of this and the Company's other strategic alliances and the Company's ability to enter into new strategic alliances with other Internet providers.

On June 30, 1999, CBS acquired a 35% equity stake in Switchboard in exchange for $5.0 million in cash and $130.0 million of promotion and branding to be delivered over terms of seven and ten years, respectively, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. CBS also received warrants to purchase an additional 5% of Switchboard at a per share exercise price of $1.00, which would increase its ownership position in the subsidiary to 40%. Two representatives of CBS will join Switchboard's Board of Directors. Additionally, CBS received warrants to purchase 250,000 shares of the Company's common stock at $11.17 per share. In connection with CBS' investment in Switchboard, CBS and Switchboard entered into a license agreement under which CBS licenses the "CBS" trademark and "Eye" design to Switchboard which include broad restrictions on use and implementation. Switchboard's failure to effectively utilize these promotional and branding capabilities could have a material adverse impact on the Company's future operations. Moreover, a breach by Switchboard of any of its agreements with CBS could result in the termination of CBS' obligations to provide these promotional and branding capabilities. In the event of such a termination, CBS would retain its Switchboard securities.

In the six months ended June 30, 1999, international revenues accounted for 32% of the Company's total revenues. The Company's results of operations in 1998 and the first six months of 1999 were adversely affected by the global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect the Company's operating results.

The Company currently owns 1,021,202 shares of Software.com . The Company is restricted from trading these shares until December 25, 1999. Any devaluation of the market price of Software.com's common stock prior to this date could have a material adverse effect on the Company's liquidity and capital resources.

See "Year 2000 Readiness Disclosure" below.

EURO CONVERSION DISCLOSURE

On January 1, 1999, the participating member countries of the European Union adopted the Euro as the common legal currency and fixed conversion rates between their existing sovereign currencies and the Euro. The Company does not believe that the Euro conversion will have a material impact on the Company's operations.

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

The Company has created a Company-wide Year 2000 team to identify and address Year 2000 issues. The Company's Year 2000 compliance program has identified three potential areas of impact for review: (i) the software, information and non-information systems used in the Company's internal business systems; (ii) the Company's software offered to customers; and (iii) third-party vendors, manufacturers and suppliers of products used in the Company's internal systems or distributed with the Company's products. The Company has identified and is testing its main internal systems and expects to complete testing by September 30, 1999. Currently, the testing is approximately 90% complete. During 1999, the Company expects to complete implementation of any needed Year 2000-related modifications to its critical information systems.

The Company has completed a process of communicating with its main suppliers of technology products and services used in its internal systems regarding the Year 2000 status of such products or services. Based upon these communications, the Company has considered the suppliers' Year 2000 preparedness in the Company's decision to continue to deploy or migrate from these technology products or services. In addition, the Company has assessed its internal non-information technology systems, and expects to complete testing and any needed modifications to these systems by September 30, 1999. To date, the Company has not developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. By September 30, 1999, the Company expects to finalize its assessment of and, if deemed appropriate, contingency planning for potential operational or performance problems related to Year 2000-related issues with its information systems.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risks
         -----------------------------------------------------------

         Not applicable.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Foothill Warrant Exercise

          On April 19, 1999, the Company issued to Foothill 32,098 shares of the Company's common stock (the "Foothill Stock") at a per share price of $5.0296875, upon Foothill's exercise of a warrant to purchase
          75,000 shares of the Company's common stock. The aggregate purchase price of $161,442.91 for the Foothill Stock was paid by Foothill be means of the cancellation of the remaining 17,902 shares of common stock subject to the warrant, pursuant to the "cashless" exercise provision of the warrant. As the issuance of the Foothill Stock did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. No underwriters were utilized in connection with the issuance of the Foothill Stock, and no underwriting discounts or commissions were paid or incurred thereby.

          CBS Warrant Issue

          On June 30, 1999, the Company issued to CBS Corporation a warrant to purchase 250,000 shares of the Company's common stock at a per share exercise price of $11.27. CBS has notified the Company in accordance with its agreement with the Company that as consideration for the issuance of the warrant, it will purchase from the Company an amount of information technology services sufficient for the Company to realize a margin of $250,000. As the issuance of the warrant did not involve any public offering, it was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. No underwriters were utilized in connection with the issuance of the warrant, and no underwriting discounts or commissions were paid or incurred thereby.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the Company's Annual Meeting of proposals were adopted by the Stockholders held on May 13, 1999, vote specified below:

                                                                            Against or            Broker
               Proposal                                        For           Withheld    Abstain  Non-votes
               --------                                        ---          ----------   -------  ---------

          1.   Election of two Class I Directors:
               G. Leonard Baker, Jr.                       17,968,543        1,337,954       ---        ---
               David C. Mahoney                            18,193,361        1,113,136       ---        ---

          2.   Ratification and approval of                16,495,651        2,349,719    40,358    420,769
               amendment to the Company's
               1992 Stock Incentive Plan

          3.   Ratification of the selection of            18,765,872           94,720    25,136    420,769
               PricewaterhouseCoopers LLP
               as the Company's independent accountants

          In addition to the Directors elected at the Annual Meeting, the term of office of the following Directors also continued following the meeting: William P. Ferry, John F. Burton, Fontaine K. Richardson, David N. Strohm and Robert M. Wadsworth.

ITEM 5.   Other Information
          -----------------

          On June 21, 1999, the Company announced that it would begin doing business under the name "Banyan Worldwide." The Company's corporate name, and the name under which it will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, will remain "Banyan Systems Incorporated".



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



                               BANYAN SYSTEMS INCORPORATED



Date:   August 16, 1999        By:  /s/ Richard M. Spaulding
                                    ------------------------
                                    Richard M. Spaulding
                                    Vice President and Chief Financial Officer,
                                    Treasurer and Clerk
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                 TITLE OF DOCUMENT
--------------                 -----------------

10.1 Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard Incorporated, the Company and CBS Corporation, as amended.

10.2 Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on June 30, 1999.

10.3* Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Company and Switchboard Incorporated.

10.4* License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard Incorporated.

10.5 Warrant Purchase Agreement dated as of June 1, 1999 by and between the Company and CBS Corporation.

10.6 Common Stock Purchase Warrant issued by the Company to CBS Corporation on June 30, 1999.

27     Financial Data Schedule.


-------------------
* - Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.