Form 10-Q
period 1999-09-30
BANYAN SYSTEMS INC
filed 1999-11-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999        COMMISSION FILE NUMBER 000-20364

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

Yes       X              No
      -------------         ----------

Number of shares outstanding of each of the issuer's classes of Common Stock as of October 31, 1999:


              Class                               Number of Shares Outstanding
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                    24,392,779

                          BANYAN SYSTEMS INCORPORATED
                                     INDEX

                                                                                            Page Number
                                                                                            -----------
PART I.    FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets
                      September 30, 1999 and December 31, 1998                                     3

                      Consolidated Statements of Operations
                      Three and Nine months ended September 30, 1999 and 1998                      4

                      Consolidated Statements of Cash Flows
                      Nine months ended September 30, 1999 and 1998                                5

                      Notes to Consolidated Financial Statements                                   6

             Item 2.  Management's Discussion and Analysis of Financial                           11
                      Condition and Results of Operations

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

PART II.  OTHER INFORMATION

             Item 5.  Other Information                                                           19

             Item 6.  Exhibits and Reports on Form 8-K                                            19


SIGNATURE                                                                                         20



This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company's plans and strategy for its business and the Company's liquidity and capital resources for the next 12 months. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans","expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                          BANYAN SYSTEMS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ASSETS                             September 30, 1999  December 31, 1998
                                                                  ------------------  -----------------
 Current assets:
  Cash and cash equivalents                                             $  21,999         $  15,160
  Marketable securities                                                    49,795             4,052
    Accounts receivable, less allowances of  $2,904 and $2,917             15,356            21,392
  Inventories                                                                 715               890
    Other current assets                                                    4,540             3,808
                                                                        ---------         ---------
      Total current assets                                                 92,405            45,302
Property and equipment:
  Computers and peripherals                                                24,043            24,859
  Equipment                                                                10,807            10,455
  Furniture and fixtures                                                    2,696             2,659
  Leasehold improvements                                                    2,646             2,586
                                                                        ---------         ---------
      Total                                                                40,192            40,559
  Less accumulated depreciation and amortization                          (36,039)          (35,609)
                                                                        ---------         ---------
      Property and equipment, net                                           4,153             4,950
Marketable securities                                                       6,671             3,076
Other assets, net of accumulated amortization of $1,740 and $2,669          1,665             2,882
                                                                        ---------         ---------
           Total assets                                                 $ 104,894         $  56,210
                                                                        =========         =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   4,426         $   3,861
  Accrued compensation                                                      4,052             4,137
  Accrued expenses                                                          7,233             6,741
  Accrued costs for restructuring and other charges                           385               710
  Other current liabilities                                                   808               626
  Long-term debt-current portion                                              618               548
  Deferred revenue                                                          9,424            18,430
                                                                        ---------         ---------
           Total current liabilities                                       26,946            35,053
Software licenses payable, non-current                                       --                 150
Long-term debt                                                               --                 600
Minority interest in consolidated subsidiary                                2,938             2,008

                   STOCKHOLDERS'  EQUITY
Convertible preferred stock, $.01 par value; authorized 1,000,000            --                   3
 shares; none and 263,158 issued and outstanding
Common stock, $.01 par value; authorized 35,000,000 shares; issued
 24,376,468 and 20,818,982 shares                                             244               208

Accumulated deficit                                                       (27,651)          (31,585)
Additional paid in capital                                                 89,067            79,485
Unearned compensation                                                        (607)           (1,326)
Treasury stock at cost; 1,848,000 common shares                           (28,564)          (28,564)
Accumulated other comprehensive income                                     42,521               178
                                                                        ---------         ---------
          Total stockholders' equity                                       75,010            18,399
                                                                        ---------         ---------
      Total liabilities and stockholders' equity                        $ 104,894         $  56,210
                                                                        =========         =========


   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                              Three Months Ended    Nine Months Ended
                                                September 30,         September 30,
                                             --------------------  -------------------
                                               1999       1998       1999       1998
                                             ---------  ---------  ---------  --------

Revenues:
  Software                                    $ 5,552    $10,193    $21,081   $32,703
  Services                                     10,956      6,688     30,100    17,281
  Internet advertising                          2,514      1,970      6,126     4,756
                                              -------    -------    -------   -------
       Total revenues                          19,022     18,851     57,307    54,740

Cost of revenues:
  Software                                      1,157      1,426      3,719     4,044
  Services                                      7,598      4,336     20,515    11,072
  Internet advertising                            843        529      1,514     1,557
                                              -------    -------    -------   -------
       Total cost of revenues                   9,598      6,291     25,748    16,673
                                              -------    -------    -------   -------

Gross profit                                    9,424     12,560     31,559    38,067

Operating expenses:
  Sales and marketing                           7,220      7,612     20,021    23,472
  Product development                           2,258      2,826      7,097     8,588
  General and administrative                    1,874      1,472      5,441     4,550
  Other charges                                     -          -          -     1,400
                                              -------    -------    -------   -------
       Total operating expenses                11,352     11,910     32,559    38,010
                                              -------    -------    -------   -------

 (Loss)/income from operations                 (1,928)       650     (1,000)       57

Other income/(expense):
  Gain on sale of investment                        -          -      4,043         -
  Interest income                                 403        234        935       579
  Interest expense                                (35)       (57)      (101)      (90)
  Other, net                                      626          9        334       117
                                              -------    -------    -------   -------
       Total other income/(expense)               994        186      5,211       606
                                              -------    -------    -------   -------

 (Loss)/income before income taxes               (934)       836      4,211       663

Provision for income taxes                         51        155        277       378
                                              -------    -------    -------   -------
Net (loss)/income                             $  (985)   $   681    $ 3,934   $   285
                                              =======    =======    =======   =======
Net (loss)/income per common share:
  Basic                                       $ (0.04)   $  0.04    $  0.19   $  0.02
                                              =======    =======    =======   =======
  Diluted                                     $ (0.04)   $  0.03    $  0.16   $  0.01
                                              =======    =======    =======   =======

Weighted average number of common shares:
  Basic                                        22,380     18,187     20,613    17,972
                                              =======    =======    =======   =======
  Diluted                                      22,380     22,403     24,843    21,808
                                              =======    =======    =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          BANYAN SYSTEMS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Nine Months Ended September 30,
                                                                                   --------------------------------
                                                                                       1999           1998
                                                                                      --------       --------
Cash flows from operating activities:
 Net income                                                                           $  3,934       $    285
 Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
  Gain on sale of investments                                                           (4,043)          --
  Depreciation and amortization                                                          2,708          3,512
  Other charges                                                                           --            1,400
  Amortization of unearned compensation                                                    787           --
  Loss on disposal of assets                                                                59           --
  Non-cash advertising and promotion                                                        77           --
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                       6,022          1,220
   Decrease in inventories                                                                 175             49
   Decrease/(increase) in other current assets                                             289            (47)
   (Decrease) in other liabilities                                                      (1,342)          (649)
   (Decrease) in accounts payable and accrued compensation and expenses                   (318)        (1,198)
   (Decrease) in accrued costs for restructuring and other charges                        (325)          (658)
   (Decrease) in software licenses payable, net                                           (500)          --
   Decrease in other non current assets                                                    251           --
   (Decrease) in deferred revenue                                                       (9,033)        (3,346)
                                                                                      --------       --------
 Net cash (used in)/provided by operating activities                                    (1,259)           568

Cash flows from investing activities:
 Capital expenditures                                                                   (1,443)        (1,084)
 Sale of equity in subsidiary                                                            4,298           --
 Proceeds from investment                                                                4,743           --
 (Purchases of)/proceeds from marketable securities, net                                (5,511)         2,582
 Acquisition of technology                                                                --             (500)
                                                                                      --------       --------
 Net cash (used in)/provided by investing activities                                    (2,087)           998

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred stock                                --            9,500
 Net proceeds from issuance of warrants                                                  2,832           --
 Proceeds from stock plan purchases and stock options                                    3,312          2,093
                                                                                      --------       --------
 Net cash provided by financing activities                                               6,144         11,593

Effect of exchange rate changes on cash and cash equivalents                              (133)           199
                                                                                      --------       --------
Net increase in cash and cash equivalents                                                6,839         13,358
Cash and cash equivalents at beginning of the period                                    15,160          6,674
                                                                                      --------       --------
Cash and cash equivalents at end of the period                                        $ 21,999       $ 20,032
                                                                                      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements

                          BANYAN SYSTEMS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Banyan Systems Incorporated ("Banyan Worldwide") and its subsidiaries as of September 30, 1999, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Stockholders and Annual Report on Form 10-K.

The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

B.   REPORTABLE SEGMENTS:

Banyan Systems Incorporated has two reportable segments: Network software and services, and Internet advertising. The Company's network software and services segment designs, develops and markets standards-based networking directory and messaging solutions that help people communicate across enterprise networks, intranets and the Internet. In addition, the network software and services segment delivers professional services including technical support, education and consulting, including network performance, integration and Year 2000 compliance services. The Company's Internet advertising segment is organized as a majority-owned subsidiary, Switchboard Incorporated. Switchboard is an Internet-based local merchant network interconnecting consumers, merchants and national advertisers. Switchboard connects consumers searching for specific products and services with the merchants that provide them. Switchboard offers its users local information about people and businesses across the United States. Switchboard's online network gives merchants a way to get their businesses represented online and facilitates commerce by connecting them with consumers. Switchboard provides an online lead generation engine for those local merchants and for national advertisers that reaches consumers motivated to buy products and services in specific geographic locations. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

                             SEGMENT INFORMATION

                                (IN THOUSANDS)

                                       September 30, 1999
                           -------------------------------------------
                                 Network          Internet      Total
                           Software & Services  Advertising    Company
                           -------------------  ------------  ---------
 Revenues
   Network software          $  21,081           $    --       $  21,081
   Network services             30,100                --          30,100
   Internet advertising           --                 6,126         6,126
                             ---------           ---------     ---------
  Total revenue                 51,181               6,126        57,307

Cost of revenues                24,234               1,514        25,748
                             ---------           ---------     ---------

Gross profit                    26,947               4,612        31,559

Operating expenses              25,706               6,853        32,559
                             ---------           ---------     ---------

Operating income/(loss)      $   1,241           $  (2,241)    $  (1,000)
                             =========           =========     =========

Total assets at
  September 30, 1999         $  95,451           $   9,443     $ 104,894
                             =========           =========     =========


Total assets at
  December 31, 1998          $  53,064           $   3,146     $  56,210
                             =========           =========     =========


                                       September 30, 1998
                           -------------------------------------------
                                 Network         Internet      Total
                           Software & Services  Advertising   Company
                           -------------------  -----------   --------
 Revenues
   Network software              $32,703          $  --        $32,703
   Network services               17,281             --         17,281
   Internet advertising             --              4,756        4,756
                                 -------          -------      -------
  Total revenue                   49,984            4,756       54,740

Cost of revenues                  15,116            1,557       16,673
                                 -------          -------      -------

Gross profit                      34,868            3,199       38,067

Operating expenses                30,353            7,657       38,010
                                 -------          -------      -------

Operating income/(loss)          $ 4,515          $(4,458)     $    57
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

                                                               Three Months Ended           Nine Months Ended
                                                                  September  30,               September 30,
                                                                1999           1998          1999          1998
                                                            --------       --------      --------      --------
(in thousands, except per share data)
Basic earnings per share
     Numerator:
          Net (loss)/income                                 $   (985)      $    681      $  3,934      $    285
Denominator:
          Weighted average common shares outstanding          22,380         18,187        20,613        17,972
                                                            --------       --------      --------      --------
     Basic earnings per share                               $  (0.04)      $   0.04      $   0.19      $   0.02
                                                            ========       ========      ========      ========

Diluted earnings per share
     Numerator:
           Net (loss)/income                                $   (985)      $    681      $  3,934      $    285
     Denominator:
            Weighted average common shares outstanding        22,380         18,187        20,613        17,972
            Dilutive potential common stock                     --            4,216         4,230         3,836
                                                            --------       --------      --------      --------
                         Total shares                         22,380         22,403        24,843        21,808
                                                            --------       --------      --------      --------

     Diluted earnings per  share                            $  (0.04)      $   0.03      $   0.16      $   0.01
                                                            ========       ========      ========      ========


Options and warrants to purchase 497,000 shares of common stock outstanding during the nine-months ended September 30, 1999, and 2,594,068 during both the three-months and nine-months ended September 30, 1998 were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of the Company's common stock during the period. Options and warrants to purchase 6,336,313 shares of common stock outstanding during the three-months ended September 30, 1999, were excluded from the calculation of diluted net income per share as the effect of their inclusion would have been anti-dilutive.

D.   COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                             Nine months ended
                                                  --------------------------------------
                                                  September 30, 1999  September 30, 1998
                                                  ------------------  ------------------
                                                            (in thousands)
Net income                                               $ 3,934           $   285
Other comprehensive income:
 Unrealized gains on available-for-sale investments       42,326                 8
 Foreign currency translation adjustment                      17                42
                                                         -------           -------

Total other comprehensive income                          42,343                50
                                                         -------           -------

Comprehensive income                                     $46,277           $   335
                                                         =======           =======

E.   SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, a company which supplies Internet messaging solutions to service providers (ISPs, telcos, cable companies, and Web portals). In the second quarter of 1999, as part of Software.com's initial public offering, the Company sold 339,985 shares of common stock of Software.com resulting in net proceeds of $4,743,000 and a realized net gain of approximately $4,043,000. Additionally, the Company held 1,021,202 shares of common stock of Software.com at September 30, 1999 which were valued at $42.875 per share, for a total value of $43,784,000. The investment is classified as available for sale in accordance with FAS123. The net unrealized gain of approximately $42,304,000 is included in other comprehensive income within stockholders' equity. These remaining shares of common stock of Software.com held by the Company are subject to a six-month trading restriction which ends in December 1999.

F.   CBS ALLIANCE

On June 30, 1999, the Company and CBS consummated their agreement for CBS to acquire a 35% equity stake in Switchboard. In exchange, Switchboard received $5,000,000 in cash and will receive promotion and branding over terms of seven and ten years, respectively, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. CBS, the Company and Switchboard Incorporated entered into an Advertising and Promotion Agreement dated June 30, 1999, which provides advertising with a future value of $95,000,000 to Switchboard over seven years. The net present value of the advertising has been recorded as a subscription receivable and an offsetting amount as paid-in capital in the Switchboard equity accounts. The subscription equity account will be amortized as marketing expense over the advertising period. The objectives of the Advertising and Promotion Agreement include (i) the promotion through CBS of the Switchboard site to be accessed via the domain name www.cbs.switchboard.com or www.switchboard.com; (ii) the establishment of co-branded interfaces between CBS sites and the Switchboard site; (iii) the development of vertical guides for CBS sites and CBS associated sites; and (iv) the utilization of CBS's cross-media sales group, CBS PLUS, in selling Switchboard advertisements and e-commerce services. Switchboard will be required to pay CBS a commission on the net advertising revenues derived from the sale of advertising on the co-branded interfaces or vertical guides during the term of the agreement. CBS received warrants to purchase an additional 5% of Switchboard at a per share exercise price of $1.00, which would increase its ownership position in the subsidiary to 40%. The warrants are not exercisable by CBS until the earlier of (i) June 30, 2001 or (ii) the closing of an initial public offering of Switchboard's common stock. CBS and Switchboard Incorporated entered into a License Agreement dated as of June 30, 1999 which provides a ten year license to Switchboard for the utilization of the CBS Marks. Two representatives of CBS have joined Switchboard's Board of Directors. Additionally, the Company issued a common stock purchase warrant to CBS on June 30, 1999, whereby CBS received warrants to purchase 250,000 shares of the Company's common stock at $11.27 per share.

G. SUBSEQUENT EVENTS

On October 27, 1999, the Company announced the Board of Directors approved a plan to exit the software business. While the Company plans to continue to provide consulting services and technical support to its customers over the next one to two years, it will exit its software business. Effective in the fourth quarter of 1999, the Company will reclassify its network software business as discontinued operations. The Company expects to record an after-tax charge of approximately $4,000,000 to $5,000,000 in the fourth quarter of 1999 to account for the unrealizable value of certain software assets, excess facilities and a personnel reduction of approximately 45 employees. In the fourth quarter of 1999, the Company also announced plans to sell its WorkTop software product, a browser-based productivity tool.

On October 29, 1999, the Company's majority-owned subsidiary Switchboard Incorporated filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock.

                          BANYAN SYSTEMS INCORPORATED
                                     ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended September 30, 1999 were $19.0 million, which represented a 1% increase when compared to the corresponding period in 1998. Total revenues for the nine-month period ended September 30, 1999 were $57.3 million, which represented a 5% increase when compared to the corresponding period in 1998. These increases were due to incremental revenues from services and Internet advertising offset in part by a decrease in software revenues. The Company's software revenues for the three-month period ended September 30, 1999 decreased by $4.6 million, or 46%, when compared to the corresponding period in 1998. The Company's software revenues in the nine-month period ended September 30, 1999, decreased by $11.6 million, or 36%, when compared to the corresponding period in 1998. The decline in software revenues in 1999 was attributable primarily to lower levels of sales of the Company's VINES and messaging products, primarily as a result of competitive product offerings. On October 27, 1999, the Company announced a plan to exit the software business and, accordingly, expects that software revenues will decline in a more rapid rate in the future. Services revenues increased by $4.3 million, or 64%, and $12.8 million, or 74%, for the three-month and nine-month periods ended September 30, 1999, when compared to the corresponding periods in 1998. The increase in services revenues in 1999 was attributable primarily to additional revenues generated from consulting services and technical support services. Internet advertising revenues increased by $0.5 million, or 28%, and $1.4 million, or 29% for the three and nine month periods ended September 30, 1999 when compared to the corresponding periods in 1998. The increase in Internet advertising revenues in 1999, generated by the Company's majority-owned subsidiary Switchboard Incorporated ("Switchboard"), was due to an increase in syndication and license revenue as well as revenue from the merchant aggregation program which was launched in the first quarter of 1999. For the nine-months ended September 30, 1999, the increase was partially offset by declines in national advertising revenues as a result of the termination of Switchboard's marketing relationship with America Online, Inc. ("AOL").

International revenues for the three-month and nine-month periods ended September 30, 1999 were $5.6 million and $17.9 million, respectively, compared with $5.2 million and $16.4 million for the corresponding periods in 1998. The increases for both the three-month and nine-month periods ended September 30, 1999 were primarily due to additional revenues from consulting services offset in part by a decline in software revenues. International revenues accounted for 29% and 31% for the three and nine month periods ended September 30, 1999, compared with 28% and 30% for the corresponding periods in 1998.

Gross profits for software were 79%, or $4.4 million, and 82%, or $17.4 million, for the three-month and nine-month periods ended September 30, 1999, respectively, compared with 86%, or $8.8 million, and 88%, or $28.7 million, for the corresponding periods in 1998. The decrease in both gross profit dollars and percentage for the three-month and nine-month periods ended September 30, 1999 when compared to the corresponding periods last year was primarily due to the impact of lower sales volumes being spread over fixed costs and a higher mix of lower margin third-party product sales. Based on the Company's announced plans to not pursue its network software business, the Company expects gross margin dollars and percentages to decrease in future periods.

Gross profits for services were 31%, or $3.4 million, and 32%, or $9.6 million, for the three-month and nine-month periods ended September 30, 1999, respectively, compared with 35%, or $2.4 million, and 36%, or $6.2 million, for the corresponding periods in 1998. The increase in gross profit dollars was primarily due to an increase in revenues from consulting services and technical support, offset in part by an increase in delivery personnel and related costs to expand consulting services. The decrease in gross profit percentage was primarily due to the hiring of additional delivery personnel and related costs to expand consulting services.

Gross profits for Internet advertising were 66% or $1.7 million, and 75%, or $4.6 million for the three-month and nine-month periods ended September 30, 1999, respectively, compared with 73%, or $1.4 million and 67%, or $3.2 million, for the corresponding periods in 1998. The increases in gross dollars and percentage for the nine-months ended September 30, 1999 and the three-month and nine- month periods ended September 30, 1998 were due to an increase in revenues. The decrease in gross margin percentage in the three-months ended September 30, 1999 was due to a hardware component of a licensing agreement completed in the third quarter of 1999.

Sales and marketing expenses of $7.2 million and $20.0 million for the three-month and nine-month periods ended September 30, 1999, respectively, represented decreases of 5% and 15% compared to the corresponding periods in 1998. The decreases were primarily due to redeployment of staff into the Company's expanding consulting service activities as well as a cessation of promotional fees paid to AOL under the former marketing relationship between Switchboard and AOL, offset in part by additional advertising expenses incurred by Switchboard under its agreements with CBS Corporation ("CBS"). Sales and marketing expenses as a percentage of revenues were 38% and 35% for the three-month and nine-month periods ended September 30, 1999, as compared to 40% and 43% for the corresponding periods in 1998.

Product development expenses of $2.3 million and $7.1 million for the three-month and nine-month periods ended September 30, 1999, respectively, represented decreases of 20% and 17%, respectively, over the corresponding periods in 1998. These decreases were primarily due to lower headcount committed to the Company's traditional software products and less costs associated with Year 2000 compliance when compared to the corresponding periods in 1998. Product development expenses as a percentage of revenues were approximately 12% for both the three-month and nine-month periods ended September 30, 1999, as compared to 15% and 16% for the corresponding periods in 1998, respectively. There were no software development amounts capitalized during the nine-month periods ended September 30, 1999 and 1998. On October 27, 1999 the Company announced a plan to exit its software business, which is expected to significantly lower levels of product development expense in future quarters.

General and administrative expenses of $1.9 million and $5.4 million for the three-month and nine-month periods ended September 30, 1999, respectively, represented increases of 27% and 20% when compared to the corresponding periods in 1998. The increases were due to an increase in staffing related to the Switchboard business segment as well as additional provisions for bad debts. General and administrative expenses as a percentage of revenues were 10% and 9% for the three-month and nine-month periods ended September 30, 1999, respectively, compared to 8% for both the corresponding periods in 1998.

On June 24, 1999, the Company sold 339,985 shares of common stock of Software.com as part of Software.com's initial public offering. As a result of the transaction, the Company recorded a net gain of approximately $4.0 million.

Interest income was $403,000 and $935,000 for the three-month and nine-month periods ended September 30, 1999, respectively, and represented increases of 72% and 61% from the corresponding periods in 1998. These increases were due to higher levels of available funds invested in marketable securities.

No tax provision, other than that required for foreign income or foreign withholding taxes, was recorded for the three-month and nine month periods ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10.2 million at December 31, 1998 to $65.5 million September 30, 1999. At September 30, 1999, cash and cash equivalents combined with marketable securities were $78.5 million, compared with $22.3 million at December 31, 1998. Cash and cash equivalents increased $6.8 million resulting in a cash balance of $22.0 million September 30, 1999. This increase was primarily due to a decrease in accounts receivable of $6.0 million, $5.9 million in cash received from Microsoft Corporation, $4.7 million in net proceeds from the sale of shares of Software.com in its initial public offering, $4.3 million in cash net of related expenses received from CBS Corporation for an investment in the Company's Switchboard subsidiary, $3.3 million in proceeds from stock plan purchases and stock option exercises and other various operating, financing and investing activities. This was offset in part by a $12.0 million decrease in VINES related deferred revenues and $5.5 million in net purchases of marketable securities.

On June 30, 1999, the Company and CBS consummated their agreement for CBS to acquire a 35% equity stake in Switchboard. In exchange, Switchboard received $5.0 million in cash and is entitled to promotion and branding over terms of seven and ten years, respectively, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. The agreement provides advertising with a future value of $95.0 million to Switchboard over a seven-year period. CBS also received warrants to purchase an additional 5% of Switchboard, which would increase its ownership position to 40%. Two representatives of CBS have joined Switchboard's Board of Directors. Additionally, CBS received warrants to purchase 250,000 shares of the Company's common stock at $11.27 per share.

In the second quarter of 1999, as part of Software.com's initial public offering, the Company sold 339,985 shares of Software.com's common stock resulting in net proceeds of approximately $4.7 million and a realized net gain of approximately $4.0 million. Additionally, the Company held 1,021,202 of Software.com's common stock shares at September 30, 1999 which were marked to market at $42.875 per share with a total value of $43.8 million. The net unrealized gain of $42.3 million is included in other comprehensive income within stockholder's equity. The remaining shares of Software.com's common stock held by the Company are subject to a six-month lock-up period that expires in December 1999.

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

On September 4, 1997, the Company entered into a $15.0 million line of credit agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). In general, the Company's obligations under the Credit Agreement bear interest at the variable base rate per annum of Norwest Bank Minnesota, National Association. The Credit Agreement has a three-year initial term. Foothill was granted warrants to purchase 75,000, 50,000 and 25,000 shares of the Company's common stock at the then current fair market value on September 4, 1997, 1998 and 1999, respectively. On January 13, 1999, Foothill exercised its warrants to purchase 75,000 shares of the Company's common stock pursuant to a "cashless" exercise resulting in the issuance of 58,603 shares to Foothill. On May 14, 1999, Foothill exercised its warrants to purchase 50,000 shares of the Company's common stock pursuant to a "cashless" exercise resulting in the issuance of 32,098 shares to Foothill. There were no amounts outstanding under the line of credit agreement during the period ended September 30, 1999.

The Company believes that existing cash and marketable securities, combined with cash expected to be generated from operations and the available line of credit, will be sufficient to fund the Company's operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Form 10-Q, including information with respect to the Company's plans and strategy for its business, statements relating to the sufficiency of cash and cash equivalent balances, year 2000 readiness, anticipated expenditures and the intended effects of the Company's discontinuation of the software business and sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

The Company continues to evolve its strategic focus, seeking to decrease its reliance on its traditional software products while devoting additional resources to its services and Internet business initiatives. On October 27, 1999, the Company announced a plan to exit its software business. Until the fourth quarter of 1998, a majority of the Company's revenues were attributable to its software business. While the Company will continue to provide consulting services and technical support to its customers, it will no longer advance its technology through product development. The Company's future success will depend in part upon its ability to continue to grow its network services business, acquire additional network services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on the Company. There can be no assurance the Company will be successful in its new strategic focus.

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

On June 30, 1999, CBS acquired a 35% equity stake in Switchboard in exchange for cash and promotion and branding to be delivered over terms of seven and ten years, respectively. CBS also received warrants to purchase an additional 5% of Switchboard at a per share exercise price of $1.00, which would increase its ownership position in the subsidiary to 40%. Two representatives of CBS have joined Switchboard's Board of Directors. Accordingly, CBS will have considerable influence over the management of Switchboard. In connection with CBS' investment in Switchboard, CBS and Switchboard entered into a license agreement under which CBS licenses the "CBS" trademark and "Eye" design to Switchboard which include broad restrictions on use and implementation. Switchboard's failure to effectively utilize these promotional and branding capabilities could have a material adverse impact on the Company's future operations. Moreover, a breach by Switchboard of any of its agreements with CBS could result in the termination of CBS' obligations to provide these promotional and branding capabilities. In the event of such a termination, CBS would retain its Switchboard securities. The failure of the CBS alliance to provide the anticipated benefits to Switchboard, including increased visitation to its Web site, could have a material adverse effect on the Company.

In 1996, the Company, through a majority-owned subsidiary, introduced Switchboard, a directory service for Internet users. A substantial percentage of the traffic on the Switchboard Internet Web site in 1998 was attributable to the Company's marketing arrangements with AOL, a minority owner of Switchboard Incorporated. Accordingly, a substantial percentage of Switchboard Internet advertising revenues in 1998 were dependent on the marketing arrangements with AOL. In August 1998, the Company announced that the White Pages contract between Switchboard and AOL would not be renewed at the end of November 1998. In December 1998, the Company announced that the Yellow Pages contract between Switchboard and AOL would not be renewed at the end of 1998. The Company estimates that AOL's customers accounted for approximately 45 percent of its overall traffic and 30 percent of its total advertising revenues in 1998. There can be no assurance that termination of these arrangements with AOL will not have any further material adverse effect on the Company.

In February 1999, Switchboard launched its local merchant program to substantially increase its business with local merchants through display advertising, Web site hosting and other on-line services. This launch included strategic partnerships with Discover Financial Services, Comcast Online Communications, Qwest Communications International, Inc., Cox Interactive Media and Advance Internet Inc. In March 1999, Switchboard entered into an agreement with the At Hand Network Yellow Pages which calls for Switchboard to fulfill the yellow page searches conducted primarily in the Northeast region of the United States on the At Hand Network Yellow Pages and provide e-mail address searches for the entire At Hand Network. The success of the Company will depend in part on the success of this and Switchboard's other strategic alliances and the Switchboard's ability to enter into new strategic alliances with other Internet providers.

The Company currently owns 1,021,202 shares of Software.com. The Company is restricted from trading these shares until December 25, 1999. Any devaluation of the market price of Software.com's common stock prior to a sale by us could have a material adverse effect on the Company's liquidity and capital resources.

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

The Company has created a Company-wide Year 2000 team to identify and address Year 2000 issues. The Company's Year 2000 compliance program has identified three potential areas of impact for review: (i) the software, information and non-information systems used in the Company's internal business systems; (ii) the Company's software offered to customers; and (iii) third-party vendors, manufacturers and suppliers of products used in the Company's internal systems or distributed with the Company's products. The Company has identified and tested its main internal systems. By December 31, 1999, the Company expects to complete implementation of any needed Year 2000 related modifications to its critical information systems.

The Company has completed a process of communicating with its main suppliers of technology products and services used in its internal systems regarding the Year 2000 status of such products or services. Based upon these communications, the Company has considered the suppliers' Year 2000 preparedness in the Company's decision to continue to deploy or migrate from these technology products or services. In addition, the Company has assessed its internal non-information technology systems, and completed testing. The Company expects to complete any needed modifications to these systems by December 31, 1999. To date, the Company has not developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. Based upon the current state of preparedness, the Company believes a comprehensive contingency planning for potential operational or performance problems related to Year 2000-related issues with its information systems is not required.

The Company's total cost relating to these activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company's current assessment is that the cost of completing the Company's Year 2000 compliance program will be approximately $250,000, which has been substantially expended as of September 30, 1999. These cash estimates do not include amounts related to the diversion of internal resources including, without limitation, employee salaries, which amount the Company is not separately tracking. The Company has and expects to continue to fund its Year 2000 compliance program from operating cash flows and does not expect to separately account for these costs. There can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of any necessary modifications, or that the Company's suppliers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier failures could have a material adverse impact on the Company's operations and financial results, by, for example, impacting the Company's ability to deliver products or services to its customers.

The Company's Year 2000 effort has included testing products currently or recently on the Company's price list. This testing is complete. Generally, for products that were identified as needing updates to address Year 2000 issues, the Company has prepared or is preparing updates, or has discontinued or will discontinue the product. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues. The Company has completed a process of notification to its customers of these Year 2000 issues and has encouraged these customers to migrate to current product versions that are Year 2000 ready. There can be no assurance the Company will be successful in migrating these customers to the Year 2000-compliant products of the Company. For third-party products that the Company distributes with its products, the Company has sought information from the product manufacturers regarding the products' Year 2000 readiness status. Customers who use the third-party products are directed to the product manufacturer for Year 2000 status information. On its Year 2000 Web site at www.banyan.com, the Company provides information regarding which of its products have been tested to be Year 2000 ready and other general information related to the Company's Year 2000 efforts. The Company's total costs relating to these activities has not been and is not expected to be material to the Company's financial position or results of operations.

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

The most reasonably likely worst case scenarios, as a result of year 2000 issues, would include (i) corruption of data contained in the Company's information systems, (ii) hardware failure and (iii) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, etc.)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     NOT APPLICABLE.

                          BANYAN SYSTEMS INCORPORATED
                          PART II - OTHER INFORMATION


PART II.   OTHER INFORMATION


ITEM 5.    OTHER INFORMATION


On June 21, 1999, the Company announced that it would begin doing business under the name "Banyan Worldwide." the company's corporate name, and the name under which it will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, remains "Banyan Systems Incorporated".

On November 2, 1999, the Company announced the addition of a member to its Board of Directors.

On November 9, 1999, the Company announced the addition of a member to its Board of Directors and the resignation of two members of its Board of Directors.

ITEM 6.   EXHIBITS AND  REPORTS ON FORM 8-K


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



                              BANYAN SYSTEMS INCORPORATED



DATE:   NOVEMBER 15, 1999     BY:  /S/ RICHARD M. SPAULDING
                                   ------------------------
                                   RICHARD M. SPAULDING
                                   CHIEF FINANCIAL OFFICER, TREASURER AND CLERK
                                   (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                   ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             TITLE OF DOCUMENT
-------



27         FINANCIAL DATA SCHEDULE.