Form 10-K
period 1999-12-31
BANYAN SYSTEMS INC
filed 2000-03-30
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ TO _______________

                       Commission file number  000-20364

                          BANYAN SYSTEMS INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)



                                 MASSACHUSETTS

        (State or Other Jurisdiction of Incorporation or Organization)



                                  04-2798394

                     (I.R.S. Employer Identification No.)




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

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on a per share fair market value as of March 24, 2000 of $19.56, was approximately $386,933,318.52. For this purpose, any officer, director or 5% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

     On March 24, 2000, there were 23,320,488 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specifically identified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report to Shareholders") are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

(2) Specifically identified portions of the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 in connection with the Company's 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the intended effects of our discontinuation of the software business and, our sales and marketing and product development efforts. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or actual our results to differ materially from those indicated by such forward-looking statements. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. These factors include, without limitation, the ability to continue to grow our services business, our ability to identify, acquire, integrate and assimilate acquisitions, the success of Switchboard and other factors set forth under the caption into "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results" which is incorporated by reference in Part II of this Annual Report on Form 10-K. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                                    PART I

ITEM 1.   BUSINESS


GENERAL

     Banyan Systems Incorporated (now doing business as ePresence), is a leading provider of e-services on leading-edge Internet and directory technology. Our primary service offerings include web site and web portal design and implementation; directory and security planning, design and integration; and network integration and optimization.

     Web site design and web portal design and implementation services allow customers to use the Internet to further the goals of their businesses. Our system architects plan the technical infrastructure for intranets, extranets and Internet sites. We assist customers with Web site management, staffing, content and maintenance. We develop data-backed Web sites including directories, image repositories, course catalogs, archives, document libraries and other applications. We have the capability to integrate third-party software into customers' web applications, such as search engines, SQL databases, ad management software and other applications with a focus on customer relationship management and personalization.

     Directory and security planning, design and integration allow customers to improve the architecture and performance of their enterprise and Internet infrastructure. Our consultants provide a comprehensive analysis of a customer's enterprise-computing environment including topology, security requirements, client capabilities, application and messaging directory environment, constraints and data ownership. Our consultants also provide a security assessment service, which includes a comprehensive security analysis of a customer's enterprise and Internet infrastructure that assesses critical requirements and efficiencies. The service includes a review of business objectives, a basic security assessment, a threat and risk assessment and a penetration analysis simulating an intruder attack in a safe, controlled way. The customer's directory and security is evaluated and an assessment of available technology products is performed. Our consultants provide customers with a proof of concept where a proposed solution is built, prototyped and tested.

     Network integration and optimization allow customers to achieve improved network performance across multiple platforms. We understand that high availability and performance are the foundation of creating an e-business environment that offers customers, employees and business partners a positive experience. Building and improving infrastructure designs, proactively addressing recurring performance issues and planning for growth all require that organizations have an understanding of the normal, operating conditions of their applications and underlying network. We offer personalized, proactive application trending, with expert analysis and recommendations for improving and maintaining overall application performance, underlying network performance, service levels and bandwith utilization.

     A critical element of our strategy is to assure that customers are provided with consulting services required to build, manage and optimize the network environment using multi-vendor products. Consulting services are generally offered on a customized basis and in certain cases are packaged with other services. When combined with other third party products and services, they are positioned as solution offerings.

     In early 1999, we established a global alliance with Microsoft Corporation to deliver greater business value and increase competitive advantage for enterprise customers. We plan to develop new services and software tools that increase the interoperability, connectivity and integration among our products and those of Microsoft. As part of the alliance, we have begun to expand our Microsoft certified network services organization, establish Customer Solutions Centers and work with Microsoft to develop worldwide sales and marketing programs. Under the agreement, Microsoft agreed to provide $10 million over a three-year period for training at least 500 professionals, certain marketing and product development efforts as well as the purchase of 1,750,000 common stock warrants. Through December 31, 1999, Microsoft has advanced $8.4 million and we have certified 150 employees on Microsoft technologies.

     In October 1999, we announced a decision to exit our software business and initiated the accounting of our software business as discontinued operations. Prior to 1999, the largest share of our revenue was derived from our software business. Since 1995, our software revenues had declined primarily due to competitive pressures in the network operating system and electronic messaging markets.

     During 1999, we focused our efforts on strengthening our position in the e-services marketplace with the creation of our services division and the positioning of Switchboard as a viable stand-alone entity through business development and a strategic relationship with CBS Corporation. This focus also led to our January 2000 acquisition of an e-business services company that specializes in web design, development and intregration to expand our e-services market position.

     Banyan is a registered trademark of the Company and ePresence is a servicemark of the Company. Other trademarks, tradenames and service marks used in this Annual Report Form 10-K are the property of their respective companies or organizations.


SWITCHBOARD INCORPORATED

     Our subsidiary, Switchboard Incorporated, is a leading Internet-based local merchant network interconnecting consumers, merchants and national advertisers. Through its Web site, Switchboard.com, Switchboard offers users local information about people and businesses across the United States, including listings of over 96 million individuals, 12 million businesses and 4 million e-mail addresses. The Switchboard Web site provides a broad range of functions, content and services designed to connect consumers and businesses on the Internet.

     On March 2, 2000, Switchboard consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard's outstanding common stock. Following the offering, we own approximately 41% of Switchboard's outstanding common stock. Due to our stock ownership and control of Switchboard's board of directors, we will continue to consolidate Switchboard's results as part of our financial results. See Note N, Segment information, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1999 which are incorporated by reference and included herein as
Exhibit 13.

CUSTOMERS

     In 1999, we initiated a number of new consulting engagements with leading organizations such as Daimler Chrysler, Ericsson, Exxon, Sony and the Commonwealth of Massachusetts, House of Representatives. Going forward, we believe Internet-related services will be increasingly important to customers that desire to cost-effectively, securely and reliably extend the reach of their key business applications via the Web.

     Our services customers, which include many Fortune 500 companies, typically are medium to large-size businesses, financial institutions, professional organizations, universities, government entities and not-for-profit organizations with multiple sites dispersed over wide geographic areas.

     For the years ended December 31, 1999 and 1998, no one customer accounted for more than 10% of our continuing revenue. For the year ended 1997, Sprint, Compaq Computer Corporation and GTE Operations accounted for approximately 17%, 15% and 11% of our continuing revenues.

SALES AND MARKETING

     We market our services through sales professionals located in North America, Europe and Australia. Our primary U.S. regional offices are based in or near Boston, Dallas, Detroit, New York, San Francisco and Washington, D.C. Internationally, we have regional offices in Australia, Canada, Germany, The Netherlands and the United Kingdom. This regional focus, combined with our local service approach, helps us to develop strong market presence and recognition in each of our local markets. Our sales professionals operate through a coordinated process to evaluate prospective customers and secure new engagements.

     Our sales efforts are supplemented by marketing and communications activities that are pursued to build brand and recognition in the marketplace. These activities include a public relations program, attendance at industry conferences and business events, sales and marketing materials, public speaking oppurtunities and training and branding our solutions selling model.

     We have established alliances to support our services solutions selling with the following companies: Checkpoint, Commvault, Critical Path, Dell, EMC, F5, Fastlane, Incognito, Lightspeed Software, Microsoft, Netegrity, Nextpoint Networks, Oblix, Peerlogic, Sun-Netscape Alliance and Tally Systems.


COMPETITION

     The services business is highly fragmented and increasingly competitive with no dominant set of Internet consulting or integration competitors worldwide that we directly compete against. We believe that we currently compete principally with consulting and integration firms, application vendors and internal information systems groups. Many of these companies have greater financial, technical and marketing resources than we have and generate greater revenues and have greater name recognition than us. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.


EMPLOYEES

     At December 31, 1999, we employed 345 persons, including 243 in sales, marketing, professional services delivery and related activities, 37 in finance, administration, and human resources, 53 in Switchboard Incorporated and 12 in our discontinued software business. We have no collective bargaining agreement with our employees. We believe that our relations with employees are good.

ITEM 2.   PROPERTIES

     Our principal administrative and sales and marketing facilities are located in Westboro, Massachusetts and consist of approximately 170,000 square feet under leases that expire at various times from December 31, 2002 through July 31, 2005, with an aggregate annual base rent of approximately $941,000. We sublease approximately 77,000 square feet of that space including aproximately 18,000 square feet to Switchboard, under subleases that expire on July 31, 2000, September 18, 2000 and December 31, 2002, with an aggregate annual base rental income of approximately $954,000. We lease and occupy sales offices in 25 additional locations throughout the United States, Canada, Europe and Australia.


ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers as of March 27, 2000 were as follows:

NAME                           Age                               Position
----------------------------  -----  ----------------------------------------------------------------
William P. Ferry                47   President and Chief Executive Officer


Robert D. Burke                 45   Senior Vice President of Worldwide Sales and President of
                                     ePresence Solutions


Scott Silk                      42   Senior Vice President, Marketing and Business Development


Richard M. Spaulding            40   Senior Vice President and Chief Financial Officer, Treasurer
                                     and Clerk


Anthony J. Bellantuoni          48   Vice President, Human Resources

     Mr. Ferry, President and Chief Executive Officer, joined the Company in February 1997. Mr. Ferry has been Chairman of the Board since October 1997 and Chairman of the Board of Directors of Switchboard Incorporated ("Switchboard"), a subsidiary of the Company since February 1998. From August 1990 to February 1997, he served in various management capacities at Wang Laboratories, Inc., including President, Services Division from July 1994 until February 1997 and Senior Vice President and General Manager, North American Operations from January 1993 until July 1994.

Vice President of Applications and Professional Services. Mr. Ferry's professional experience also includes executive positions at Digital Equipment Corporation and Texas Instruments.

     Mr. Burke, President, Senior Vice President of Worlwide Sales and President of ePresence Solutions, joined the Company in March 1997. Prior to joining the Company, Mr. Burke served as Vice President, Worldwide Systems Integration, of Digital Equipment Corporation's System Integration Business. During his twenty-one years at Digital, Mr. Burke's other positions included Vice President, Systems Integration Practice, Vice President, Digital Consulting U.S. Group, Vice President, U.S. Professional Services/Systems Integration and Vice President, Digital Services.

     Mr. Silk joined the Company in January 1999 as Senior Vice President of Marketing and Business Development. Prior to joining the Company, Mr. Silk was President of North American Operations and Vice President of Worldwide Marketing at Gentia Software from January 1997 to January 1999. In 1996, Mr. Silk was Vice President of Sales and Marketing at Actium Corporation, a systems integration firm. From 1980 to 1995, Mr. Silk held a variety of senior level sales, marketing and general management positions at Unisys Corporation.

     Mr. Spaulding, Senior Vice President and Chief Financial Officer, Treasurer and Clerk, joined the Company in September 1990. Prior to joining the Company, he served in a number of senior financial management positions with C. R. Bard, Inc., a medical products provider, from June 1985 to September 1990. From June 1983 to June 1985, Mr. Spaulding was a Certified Public Accountant with Arthur Andersen & Company.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

     The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A, with respect to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as provided below, information with respect to this item will appear in the sections captioned "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance" appearing in the 2000 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

     1.   Financial Statements:

          .    Consolidated Balance Sheets as of December 31, 1999 and 1998.

          . Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.

          . Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          . Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          .    Notes to Consolidated Financial Statements.

          . Report of Independent Accountants for the years ended December 31, 1999, 1998 and 1997.

          . Selected Financial Data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

     2.   Financial Statement Schedules:

          . Report of Independent Accountants for the years ended December 31, 1999, 1998 and 1997.

          .    Schedule II--Valuation and Qualifying Accounts.

          . Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

     3.   Listing of Exhibits:

          . The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission. The Registrant's file number under the Securites Exchange Act of 1934 is 000-20364.

     (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 1999.

                                  SCHEDULE II

                          BANYAN SYSTEMS INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

                                                                               ADDITIONS
                                                                               ----------
                                                                 BALANCE AT    CHARGED TO               BALANCE AT
                                                                 ----------    ----------               ----------
                                                                 BEGINNING     COSTS AND                   END
                                                                 ----------    ----------               ----------
                          Description                            OF PERIOD      EXPENSES    DEDUCTIONS  OF PERIOD
---------------------------------------------------------------  ----------    ----------   ----------  ----------
Year ended December 31, 1999:

  Reserve for price, sales and doubtful account allowance......     $2,917      $  834        $2,882     $  869


Year ended December 31, 1998:

  Reserve for price, sales and doubtful account allowance......     $3,721      $1,177        $1,981     $2,917


Year ended December 31, 1997:

  Reserve for price, sales and doubtful account allowance......     $7,168      $2,448        $5,895     $3,721


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE

To the Board of Directors
of Banyan Systems Incorporated:

     Our audits of the consolidated financial statements referred to in our report dated February 2, 2000 appearing on page 25 of the 1999 Annual Report to Shareholders of Banyan Systems Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule noted in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                  /s/ PricewaterhouseCoopers LLP

                                  PricewaterhouseCoopers LLP

February 2, 2000

                                 EXHIBIT INDEX

    Exhibit
---------------  ---------------------------------------------------------------------------------------------------
    NUMBER                                                TITLE OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------------------
 3.1(2)           Second Amended and Restated Articles of Organization of the Registrant.

 3.1A(7)          Certificate of Vote of Directors Establishing a Class or Series of Stock

 3.2(1)           Amended and Restated By-Laws of the Registrant.

 3.2A             Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

10.1+(8)         Second Amended and Restated 1984 Incentive Stock Option Plan.

10.2+(8)         Second Amended and Restated 1984 Non-Qualified Stock Option Plan.

10.3+(11)        1992 Stock Incentive Plan, as amended.

10.3A+(11)       Form of Incentive Stock Option for grant under the Registrant's 1992 Stock Incentive Plan, as amended.

10.3B+(11)       Form of Non-Qualified Stock Option for grant under the Registrant's 1992 Stock Incentive Plan, as amended.

10.4+(5)         1992 Director Stock Option Plan, as amended.

10.5             Reserved.

10.6+(4)(5)      Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry, as amended.

10.6A+(10)       Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+           Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and
                 William P. Ferry.

10.7(1)          Real Estate Sublease dated June 19, 1991, as amended to date, between the Registrant and Sytron
                 Corporation.

10.8(1)          Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB
                 Westboro C Limited Partnership, a Texas Limited Partnership.

10.8A(10)        Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro C
                 Limited Partnership, a Texas Limited Partnership.

10.8B(3)         Amendment to Lease Agreement dated April 21, 1993 between the Registrant and Commonwealth
                 Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB
                 Westboro C Limited Partnership, a Texas Limited Partnership).

10.9(1)(10)      Lease Agreement dated November 14, 1986, as amended to date, between the Registrant and Aetna
                 Real Estate Associated, L.P. (as assignee of Flanders Realty Trust).

10.9A(10)        Amendment to Lease Agreement dated April 1, 1993 between the Registrant and Aetna Real Estate,
                 L.P. (as assignee of Flanders Realty Trust).

10.9B(8)         Fifth Lease Extension and Modification Agreement made as of October 15, 1997 between Aetna
                 Real Estate Associates and the Registrant.

10.10(6)         Loan and Security Agreement dated as of September 4, 1997 by and between Foothill Capital
                 Corporation and the Registrant.

10.10A(8)        Consent and Amendment to Loan and Security Agreement dated as of March 5, 1998 by and between Foothill Capital Corporation and the Regisrant.

10.11(6)         Securities Issuance Agreement dated as of September 4, 1997 by and between Foothill Capital
                 Corporation and the Registrant.

10.12(6)         Form of Warrant issued by and to be issued by the Registrant to Foothill Capital Corporation.

10.13(7)         Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1998 between the Registrant and HarbourVest Partners V--Direct Fund L.P. ("HarbourVest").

      Exhibit
-------------------  ----------------------------------------------------------------------------------------------
      NUMBER                                               TITLE OF DOCUMENT
-------------------  ----------------------------------------------------------------------------------------------
10.14(7)             Warrant to purchase shares of Series B Convertible Preferred Stock issued by the Registrant to
                     HarbourVest as of March 5, 1998.

10.15(7)             Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Regisrant to
                     HarbourVest as of March 5, 1998.

10.16+(8)(9)         Separation Agreement and Release and Waiver of Claims dated as of May 31, 1997 between the Registrant and David C. Mahoney, as amended.

10.17+(10)           Executive Retention Agreement dated as of October 16, 1998 between the Registrant and
                     Robert D. Burke.

10.18+(10)           Executive Retention Agreement dated as of October 16, 1998 between the Registrant and
                     Richard M. Spaulding.

10.19+(10)           Executive Retention Agreement dated as of October 16, 1998 between the Registrant and
                     Anthony J. Bellantuoni.

10.20+(10)           Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.

10.21+(10)           Executive Officer restricted Stock Agreement dated October 16, 1998 between the Registrant and Robert D. Burke.

10.22+(10)           Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.

10.23+(10)           Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.24*(12)           Alliance Agreement dated January 8, 1999 between the Registrant and Microsoft Corporation.

10.25(12)            Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.

10.26(12)            Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

10.27+(12)           Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.

10.28+(12)           Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to
                     William P. Ferry.

10.29+(12)           Non-Qualified Stock Option Agreement dated March 20, 1997 granted by the Registrant to
                     Robert D. Burke.

10.30+(12)           Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to Anthony
                     J. Bellantuoni.

10.31(13)            Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard
                     Incorporated, the Registrant and CBS Corporation, as amended.

10.31A(14)           Amendment No. 2 to Common Stock and Warrant Purchase Agreement by and among Switchboard Incorporated, the
                     Registrant and CBS Corporation, effective as of July 1, 1999.

10.32*(13)           Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on June
                     30, 1999.

10.33*(13)            Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.34(13)            License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard
                     Incorporated.

10.35(13)            Warrant Purchase Agreement dated as of June 1, 1999 by and between the Company and CBS
                     Corporation.

10.36(13)            Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30, 1999.

10.37+               Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to
                     William P. Ferry.

10.38+               Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to
                     William P. Ferry.

10.39+               Executive Officer restricted stock Agreement dated October 8, 1999 between the Registrant and
                     Scott G. Silk

13                   Selected portions of the Registrant's Annual Report to Shareholders for the year ended
                     December 31, 1999 (which is not deemed to be "filed" except to the extent that portions thereof are expressly
                     incorporated by reference in this Annual Report on Form 10-K).

21                   Subsidiaries of the Company.

23                   Consent of PricewaterhouseCoopers LLP.

27                   Financial Data Schedule.

----------------
+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

* Confidential treatment has been requested as to certain portions, which portions have been omitted and filed seperately with the Securities and Exchange Commission.

(1) Incorporated herein by reference to the exhibits to the Registrant's Registration statement on Form S-1 (File No. 33-49194).

(2) Incorporated herein by reference to the exhibits to the Registrant's Registration statement on Form S-8 (File No. 33-54140).

(3) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

(4) Incorporated herein by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(6) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(7) Incorporated herein by reference to the exhibits to the Registrant's Current Report on Form 8-K dated March 5, 1998.

(8) Incorporated herein by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(10) Incorporated herein by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-70553).

(12) Incorporated herein by reference to the exhibits to the Registrant's
     Quarterly Report on Form 10-Q for the fiscal   quarter ended March 31,
     1999.

(13) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(14) Incorporated herein by reference to Exhibit 10.4A to Switchboard Incorporated's Registration Statement on Form S-1 (Commission File No. 333-90013), filed on October 29, 1999, as amended.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2000     BANYAN SYSTEMS INCORPORATED


                           /s/ Richard M. Spaulding
                          -------------------------
                          By: Richard M. Spaulding
                          Senior Vice President and Chief Financial Officer, Treasurer and Clerk
                          (Principal Financial and Principal Accounting Officer)

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


Name                                           Title                                                      Date
----                                           -----                                                      ----
/s/ William P. Ferry
--------------------                        Chairman of the Board, President and                        March 28, 2000
William P. Ferry                            Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Richard M. Spaulding
------------------------                    Senior Vice President, Chief Financial Officer              March 28, 2000
Richard M. Spaulding                        and Treasurer
                                            (Principal Financial and Principal Accounting Officer)

/s/ John F. Burton
------------------                          Director                                                    March 28, 2000
John F. Burton


/s/ David C. Mahoney
--------------------                        Director                                                    March 28, 2000
David C. Mahoney


/s/ Albert A. Notini
--------------------                        Director                                                    March 28, 2000
Albert A. Notini


/s/ John J. Rando
-----------------                           Director                                                    March 28, 2000
March 28, 2000
John J. Rando


/s/ Fontaine K. Richardson
--------------------------                  Director                                                    March 28, 2000
Fontaine K. Richardson


/s/ Robert M. Wadsworth
-----------------------                     Director                                                    March 28, 2000
March 28, 2000
Robert M. Wadsworth
