Form 10-K/A
period 1999-12-31
BANYAN SYSTEMS INC
filed 2000-04-05
CIK 888711

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

                               EXPLANATORY NOTE

     The Annual Report on Form 10-K of Banyan Systems Incorporated for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, is hereby amended to (i) file Exhibit 10.4 thereto and (ii) refile Exhibit 23 thereto, which such Exhibit 23 is amended and restated as filed herewith.


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

     3.   Listing of Exhibits:

          . The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission. The Registrant's file number under the Securities Exchange Act of 1934 is 000-20364.

     (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 1999.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2000     BANYAN SYSTEMS INCORPORATED


                           /s/ Richard M. Spaulding
                          -------------------------
                          By: Richard M. Spaulding
                          Senior Vice President and Chief Financial Officer

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

 3.2A**          Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

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

10.4+            1992 Director Stock Option Plan, as amended.

10.5             Reserved.

10.6+(4)(5)      Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry, as amended.

10.6A+(10)       Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+**         Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and
                 William P. Ferry.

10.7(1)          Real Estate Sublease dated June 19, 1991, as amended to date, between the Registrant and Sytron
                 Corporation.

10.8(1)          Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB
                 Westboro C Limited Partnership, a Texas Limited Partnership.

    EXHIBIT
---------------  ---------------------------------------------------------------------------------------------------
    NUMBER                                                TITLE OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------------------
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

10.26(12)            Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

10.27+(12)           Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.

10.28+(12)           Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to
                     William P. Ferry.

10.29+(12)           Non-Qualified Stock Option Agreement dated March 20, 1997 granted by the Registrant to
                     Robert D. Burke.

      EXHIBIT
-------------------  ----------------------------------------------------------------------------------------------
      NUMBER                                               TITLE OF DOCUMENT
-------------------  ----------------------------------------------------------------------------------------------
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

10.33*(13)            Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.34(13)            License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard
                     Incorporated.

10.35(13)            Warrant Purchase Agreement dated as of June 1, 1999 by and between the Company and CBS
                     Corporation.

10.36(13)            Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30, 1999.

10.37+**             Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to
                     William P. Ferry.

10.38+**             Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to
                     William P. Ferry.

10.39+**             Executive Officer restricted stock Agreement dated October 8, 1999 between the Registrant and
                     Scott G. Silk.

13**                 Selected portions of the Registrant's Annual Report to Shareholders for the year ended
                     December 31, 1999 (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21**                 Subsidiaries of the Company.

23***                Consent of PricewaterhouseCoopers LLP.

27**                 Financial Data Schedule.

----------------
+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

* Confidential treatment has been requested as to certain portions, which portions have been omitted and filed seperately with the Securities and Exchange Commission.

**   Previously filed.

***  Superseding exhibit.

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