Form 10-Q
period 2000-03-31
EPRESENCE INC
filed 2000-05-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10 - Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000            Commission File Number 000-20364

                                 EPRESENCE, INC.
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

                           BANYAN SYSTEMS INCORPORATED
            (Former name of registrant, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2000:

              Class                           Number of Shares Outstanding
--------------------------------------        -----------------------------
Common Stock, par value $.01 per share                 23,351,813

                                 EPRESENCE, INC.


                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                            3
                  March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations                  4
                  Three months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows                  5
                  Three months ended March 31, 2000 and 1999


                  Notes to Consolidated Financial Statements             6

         Item 2.  Management's Discussion and Analysis of Financial     12
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About        16
                  Market Risk


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds             17

         Item 6.  Exhibits and Reports on Form 8-K                      17


SIGNATURE                                                               18

EXHIBIT INDEX                                                           19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                               ASSETS                                      March 31, 2000     December 31, 1999
                                                                           --------------     -----------------
 Current assets:
  Cash and cash equivalents                                                    $ 68,562             $ 29,920
  Marketable securities                                                         126,732               91,653
  Accounts receivable, less allowances of  $1,041 and $869,                      13,183               14,482
            respectively
  Other current assets                                                            4,647                2,729
                                                                               --------             --------
      Total current assets                                                      213,124              138,784
Property and equipment, net                                                       4,426                3,784
Marketable securities                                                            10,871                9,198
Deferred tax asset                                                                9,102               21,655
Other assets, net of accumulated amortization of $867 and $596                    9,029                1,029
                                                                               --------             --------
           Total assets                                                        $246,552             $174,450
                                                                               ========             ========
                                  LIABILITIES
Current liabilities:
  Accounts payable                                                             $  4,212             $  3,677
  Accrued compensation                                                            4,248                4,493
  Accrued expenses                                                                8,204                7,538
  Income taxes payable                                                            6,402                  791
  Net liabilities of discontinued operations                                      2,526                3,264
  Other current liabilities                                                         250                  250
  Deferred revenue                                                                7,501                5,728
  Long-term debt, current portion                                                   600                  600
                                                                               --------             --------
           Total current liabilities                                             33,943               26,341
Commitments and contingencies
Deferred tax liability                                                           16,610               30,350
Minority interests in consolidated subsidiary                                    48,615                2,392

                             SHAREHOLDERS'  EQUITY

Common stock, $.01 par value; authorized 35,000,000 shares; issued
 and outstanding 25,289,078 and 24,783,670, respectively                            252                  248

Additional paid-in capital                                                      127,194               93,648
Unearned compensation                                                              (317)                (603)
Accumulated earnings/(deficit)                                                   16,893               (3,436)
Accumulated other comprehensive income                                           31,926               54,074
Treasury stock at cost; 1,848,000 shares                                        (28,564)             (28,564)
                                                                               --------             --------
          Total shareholders' equity                                            147,384              115,367
                                                                               --------             --------
          Total liabilities and shareholders' equity                           $246,552             $174,450
                                                                               ========             ========


   The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                         2000      1999
                                                         ----      ----
Revenues:
  Services                                             $12,051     $ 7,966
  Switchboard                                            3,818       1,128
                                                       -------     -------
     Total revenues                                     15,869       9,094
Cost of revenues:
  Services                                               6,601       4,464
  Switchboard                                              916          77
                                                       -------     -------
     Total cost of revenues                              7,517       4,541
                                                       -------     -------
Gross profit                                             8,352       4,553
Operating Expenses:
  Sales and marketing                                   12,714       3,459
  Product development                                      613         435
  General and administrative                             4,104       3,232
  Amortization of goodwill and intangibles                 236           -
                                                       -------     -------
     Total operating expenses                           17,667       7,126
Operating loss from continuing operations               (9,315)     (2,573)
Other income/(expense):
  Interest income                                          990         273
  Interest expense                                         (30)        (30)
  Other, net                                            47,461        (168)
                                                       -------     -------
     Total other income/(expense)                       48,421          75
Income/(loss) from continuing operations before
 income taxes                                           39,106      (2,498)
Provision for income taxes                              18,778         136
Income/(loss) from continuing operations               -------     -------
                                                        20,328      (2,634)
Discontinued operations:
 Income from discontinued operations                         -       3,091
Net income                                             -------     -------
                                                       $20,328     $   457
                                                       =======     =======
Net Income per Share:
 Basic
  Income/(loss) from continuing operations               $0.88      $(0.14)
  Net income                                             $0.88       $0.02
 Diluted
  Income/(loss) from continuing operations               $0.73      $(0.14)
  Net income                                             $0.73       $0.02
 Weighted average number of common shares:
  Basic                                                 23,218      19,158
  Diluted                                               27,910      19,158


   The accompanying notes are an integral part of the consolidated financial statements.

                                EPRESENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                           ------------------
                                                                                            2000        1999
                                                                                            ----        ----
Cash flows from operating activities:
 Net income                                                                               $ 20,328    $   457
 Adjustments to reconcile net income to net cash provided by operating activites
  Gain on sale of investments                                                              (44,556)         -
  Depreciation and amoritization                                                               603        880
  Amoritization of unearned compensation                                                       198        283
  Non-cash advertising and promotion                                                         6,031          -
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                           2,459      5,117
   (Increase) in inventories                                                                     -        (45)
   Net (decrease) in net discontinued liabilities                                             (832)         -
   (Increase) in other current assets                                                       (1,877)       (83)
   (Decrease) in other liabilities                                                          (1,828)       (33)
   Increase/(decrease) in accounts payable and accrued compensation and expenses             5,963       (871)
   (Decrease) in accrued costs for restructuring and other charges                               -       (269)
   (Decrease) in software licenses payable, net                                                  -        (75)
   Decrease in deferred tax assets                                                          12,553          -
   Decrease in other assets                                                                    250         58
   Increase/(decrease) in deferred revenue                                                   1,851       (774)
                                                                                          --------    -------
Net cash provided by operating activities                                                    1,143      4,645
Cash flows from investing activities:
 Acquisition of business                                                                    (8,931)         -
 Capital Expenditures                                                                         (966)      (481)
 Proceeds from investment                                                                   45,278          -
 (Purchase of)/proceeds from marketable securities, net                                    (73,599)    (2,099)
                                                                                          --------    -------
 Net cash used in investing activities                                                     (38,218)    (2,580)
Cash flows from financing activities:
 Sale of equity in subsidiary, net                                                          75,333          -
 Net proceeds from issuance of warrants                                                          -      2,832
 Proceeds from stock plan purchases and stock options                                          325      1,671
                                                                                          --------    -------
 Net cash provided by financing activities                                                  75,658      4,503
Effect of exchange rate changes on cash and cash equivalents                                    59        (80)
                                                                                          --------    -------
Net increase in cash and cash equivalents                                                   38,642      6,488
Cash and cash equivalents at beginning of period                                            29,920     15,160
                                                                                          --------    -------
Cash and cash equivalents at end of the period                                              68,562     21,648
                                                                                          ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 2000, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report to Stockholders and Annual Report on Form 10-K.

     In March 2000, Switchboard consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock and post offering the Company owns approximately 41% of Switchboard's outstanding common stock. Due to the Company's control of the Switchboard board of directors, Switchboard's results will continue to be consolidated as part of the Company's financial results.

     On May 9, 2000, the shareholders of the Company voted to change the name of the Company to ePresence, Inc. from Banyan Systems Incorporated.

     In January 2000, the Company sold its subsidiary Banyan Systems (France) SARL ("Banyan France"). The Company has recorded in its results of operations for the three-months ended March 31, 2000, a loss on disposal of Banyan France of approximately $267,000. The transaction included the sale of net assets of approximately $316,000.

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have material effect on its financial position or results of operations. At March 31, 2000 the Company had no derivative investments in place. In the three-months ended March 31, 2000, the Company entered in two hedging contracts for its remaining 400,000 shares of Software.com common stock. These arrangements are further described in footnote F, "Sale of investment".

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     In the fourth quarter of 1999, the Board of Directors of the Company approved a plan to exit its software business and to focus its resources on its services and Switchboard businesses as its sole operating units. The Company has classified its software business as a discontinued operation, and included in the fourth quarter of 1999 in its results of operations is an estimated loss from disposal of $3,000,000, net of tax. Accordingly, asset and liabilities for the discontinued operations have been classified as net liabilities of discontinued operations. Net operating losses totaling approximately $653,000 from discontinued operations for the three-months ended March 31, 2000 have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

B.   REPORTABLE SEGMENTS:

     ePresence has two reportable segments: services and Switchboard. The Company's services segment delivers professional services including web site and web portal design and implementation; directory and security planning, design and integration; network integration and optimization.
     The Company's Switchboard segment, Switchboard Incorporated ("Switchboard") consummated an initial public offering of its common stock on March 7, 2000, and is currently listed on the Nasdaq National Market under the symbol SWBD. Switchboard is an Internet-based local merchant network interconnecting consumer, merchants and national advertisers. Switchboard connects consumers searching for specific products and services with merchants that provide them. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

SEGMENT INFORMATION FOR THE THREE-MONTHS ENDED MARCH 31, 2000
(IN THOUSANDS)

                                                                      Total
                                 Services        Switchboard         Company
                                 --------        -----------         -------
Revenues
  Services                       $ 12,051          $     -           $ 12,051
  Switchboard                           -            3,818              3,818
                                 --------          -------           --------
     Total revenue                 12,051            3,818             15,869
Cost of revenues                    6,601              916              7,517
                                 --------          -------           --------
Gross profits                       5,450            2,902              8,352
Operating expenses                  7,593           10,074             17,667
                                 --------          -------           --------
Operating loss                   $ (2,143)         $(7,172)          $ (9,315)
                                 ========          =======           ========
Total assets                     $157,716          $88,836           $246,552
                                 ========          =======           ========

C.   BASIC AND DILUTED EARNINGS PER SHARE:

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilution of weighted average potential common shares outstanding during the period. Potential equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding Common Stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

     For the three months ended March 31,                 2000    1999
     -------------------------------------------------------------------
     (in thousands except per share data)
     Basic earnings per share
     Numerator:
          Net income                                    $20,328  $   457
     Denominator:
         Weighted average common shares outstanding      23,218   19,158
                                                        -------  -------
     Basic earnings per share                           $  0.88  $  0.02
                                                        =======  =======

     Diluted earnings per share
         Numerator:
              Net income                                $20,328  $   457
     Denominator:
         Weighted average common shares outstanding      23,218   19,158
         Weighted average potential common shares         4,692        -
                                                        -------  -------
               Total shares                              27,910   19,158
                                                        -------  -------
     Diluted earnings per share                         $  0.73  $  0.02
                                                        =======  =======

     There were no options or warrants to purchase shares of Common Stock outstanding during the quarter ended March 31, 2000 that were excluded from the calculation of diluted net income per share because the exercise price of all options and warrants outstanding had an exercise price less than the average market price of Common Stock during the quarter. Options to purchase 4,235,000 shares of Common Stock outstanding during the quarter ended March 31, 1999 were excluded from the calculation of diluted net income per share as the effect of their inclusion would have been anti-dilutive.

D.   COMPREHENSIVE INCOME

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

     For the three months ended March 31,        2000      1999
     ------------------------------------------------------------
     (in thousands)
     Net income                               $  20,328   $   457
     Other comprehensive (expense)/ income      (22,148)       12
                                              ---------   -------

     Comprehensive (loss)/income              $  (1,820)  $   469
                                              =========   =======


E.   ACQUISITION OF BUSINESS

     In January 2000, the Company acquired a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10,000,000 in cash, of which approximately $8,931,000 had been paid through March 31, 2000, and the issuance of shares of the Company's common stock based upon the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13,750,000 and has been accounted for using the purchase method of accounting. The Company has recorded an intangible of approximately $8,400,000, which will be amortized over a ten year period. Upon execution of the purchase agreement, the acquired company employed 45 services professionals.

     The following are the Company's unaudited pro-forma results for the three-months ended March 31, 1999 as compared to the three-months ended March 31, 2000, assuming the acquisition occurred on January 1, 1999 (in thousands, except for per share data).


Three-months ended March 31,                                        2000            1999
-----------------------------------------------------------------------------------------------
                                                                                 (pro-forma)
Net revenues                                                       $15,869         $10,116
Net income/(loss) from continuing operations                       $20,328         $(2,197)
Net income                                                         $20,328         $   894

Net earnings per common share:
    Basic                                                          $  0.88         $  0.05
    Diluted                                                        $  0.73         $  0.05

Weighted average number of common shares
    Basic                                                           23,218          19,158
    Diluted                                                         27,910          19,158

     These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

F.   SALE OF INVESTMENT

     In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, Inc. ("Software.com"), a company which supplies Internet messaging solutions to services providers. During the three-months ended March 31, 2000, the Company sold 491,202 shares of commons stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At March 31, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within shareholders' equity.

     In January 2000, the Company entered into a hedging contract for 300,000 shares of Software.com common stock. The maturity date for the contract is February 2, 2001. Upon maturity, the Company will receive payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. The settlement price can be no lower than $84.04 or higher than $114.50 per common share.

     In February 2000, the Company entered into a hedging contract for 100,000 shares of Software.com common stock. The maturity date for the contract is February 25, 2001. Upon maturity, the Company will receive payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. The settlement price can be no lower than $84.60 or higher than $115.90 per common share.

G.   SALE OF EQUITY IN SWITCHBOARD

     On March 7, 2000, Switchboard sold, at an initial public offering price of $15.00 per share, 5,500,000 shares of its common stock. On April 6, 2000, Switchboard sold, at $15.00 per share, the remaining 825,000 shares of its common stock pursuant to the underwriters' March 31, 2000 exercise of their over-allotment option in full. All shares sold were for the account of Switchboard. The managing underwriters for the offering were FleetBoston Robertson Stephens Inc., J.P. Morgan Securities Inc., The Robinson-Humphrey Company, LLC and SoundView Technology Group, Inc.

     The aggregate gross proceeds raised in the offering were $94.9 million. Total expenses in connection with the offering were approximately $8.5 million, of which $6.6 million was for underwriting discounts and commissions, $21,000 was paid to or for underwriters and $1.8 million was for professional services and other expenses. Payments of expenses were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard.

     Switchboard's net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March and $11.5 was received in April. All payments of the offering proceeds were to persons other than directors, officers, general partners of Switchboard or their associates, persons owning 10% or more of any class of equity securities of Switchboard or affiliates of Switchboard. From March 7, 2000 through March 31, 2000, Switchboard did not use any of the proceeds for working capital or operations. As of March 31, 2000, Switchboard has invested these funds in short-term, interest-bearing, investment-grade securities.

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------



RESULTS OF OPERATIONS

                                     GENERAL

     Total revenues for the three-month periods ended March 31, 2000 and 1999 were $15.9 million and $9.1 million, respectively. The increase in 2000 was due to an increase in revenues from both our services and Switchboard segments. Services revenues increased by 51% compared to the corresponding period in 1999 from $8.0 million to $12.1 million. The increase in services revenues was attributable primarily to revenues generated from consulting services due to an increase in customer engagements, particularly in web-site design and implementation; and directory and security planning. Switchboard revenues increased by 238% compared to the corresponding period in 1999 from $1.1 million to $3.8 million. The increase in Switchboard revenues was due primarily to an increase in advertising revenue resulting from increased traffic and productivity on the Switchboard web-site, an increase in merchant services revenue as well as an increase in syndication and licensing revenues due to new customer agreements. International revenues for the three-month periods ended March 31, 2000 and 1999 were $1.6 million and $2.1 million, respectively. The decrease in 2000 was due primarily to the sale of the company's French subsidiary in January 2000. International revenues accounted for 10% and 24% of total revenues for the three-month periods ended March 31, 2000 and 1999, respectively.

     Gross profits for Services were $5.5 million, or 45%, for the three-month period ended March 31, 2000, compared with $3.5 million, or 44%, for the corresponding period in 1999. The increase in both gross margin dollars and percentage were due primarily to an increase in revenues from consulting services, offset in part by an increase in consulting personnel and related costs to expand the delivery of services, as well as an increase in third-party product costs incurred as part of select consultancy engagements.

     Gross profits for Switchboard were $2.9 million, or 76%, for the three-month period ended March 31, 2000, compared with $1.1 million, or 93%, for the corresponding period in 1999. The increase in gross profit dollars was due to an increase in advertising revenues generated by Switchboard, offset in part by an increase in variable costs related to advertising arrangements. The decrease in gross profit percentage was due primarily to additional costs in connection with Switchboard's merchant aggregation program, deferred project costs and data licensing fees, offset in part by additional advertising revenues.

     Sales and marketing expenses increased 268% from $3.5 million to $12.7 million for the three-month period ended March 31, 2000, compared to the corresponding period in 1999. This increase was due primarily to an increase in promotional investment in Switchboard, particularly CBS non-cash advertising, intended to increase site traffic, increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, which increased due to higher revenues. Sales and marketing expenses as a percentage of revenues were 80% and 38% for the three month periods ended March 31, 2000 and 1999, respectively.

     Product development expenses increased 41% from $0.4 million to $0.6 million for the three-month period ended March 31, 2000, compared to the corresponding period in 1999. This increase was due primarily to an increase in resources devoted to advancing Switchboard technology and services. Product development expenses as a percentage of revenues were 4% and 5% for the three-month periods ended March 31, 2000 and 1999, respectively. There were no software cost amounts capitalized during the periods ended March 31, 2000 and 1999.

     General and administrative expenses increased 27% from $3.2 million to $4.1 for the three-month period ended March 31, 2000, compared to the same period in 1999. This increase was attributable to additional recruiting expenses related to the staffing of our expanding consulting services activities, as well as additional administrative staffing in the Switchboard business segment. General and administrative expenses as a percentage of revenues were 26% and 36% for the three-month periods ended March 31, 2000 and 1999, respectively.

     Other income and expense increased $48.3 million from $0.1 million for the three-month period ended March 31, 2000, compared to the same period in 1999. This increase was due primarily to a gain of approximately $44.6 million from the sale of shares in Software.com, Inc. ("Software.com"), a non-affiliated company, an increase in minority interest in subsidiary losses and an increase in interest income from available funds invested in marketable securities.

     Our effective tax rate for the three-months ended March 31, 2000 was 48%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes upon our percentage ownership change on June 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three-months ended March 31, 1999 due to our previously recorded net operating losses.

     In the fourth quarter of 1999, our Board of Directors approved a plan to exit our software business and to focus on services and Switchboard business as our sole operating units. Included in the fourth quarter of 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax. Net operating losses totaling approximately $0.7 million from discontinued operations for the three-months ended March 31, 2000 have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $112.4 million at December 31, 1999 to $179.2 million at March 31, 2000. At March 31, 2000, cash and cash equivalents combined with marketable securities were $206.2 million, compared with $130.8 million at December 31, 1999. Cash and cash equivalents increased $38.6 million resulting in a cash balance of $68.6 million at March 31, 2000. This increase was due primarily to $75.3 million from the sale of equity in the Company's Switchboard subsidiary and $45.3 million in proceeds from the sale of marketable securities. These increases were offset in part by $73.6 million in net purchases of marketable securities, $8.9 million for the acquisition of a privately held e-business services company as well as other various operating, investing and financing activities.

     During the three-months ended March 31, 2000, we sold 491,202 shares of Software.com's common stock resulting in net proceeds of approximately $45.3 million and a net realized gain of approximately $44.6 million. At March 31, 2000, we owned 400,000 shares of Software.com. During January and February of 2000, we entered into hedging contracts for the remaining 400,000 shares of Software.com common stock.

     If held to maturity on February 2, 2001, we will receive payment for the value of Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including the maturity date with a settlement price not lower than $84.04 or higher than $114.50 per share for the first 300,000 shares. If held to maturity, on February 25, 2001, we will receive payment for the value of Software.com common shares based upon the average closing price of the five consecutive trading days prior to and including the maturity date with a settlement price not lower than $84.60 or higher than $115.90 per share for the remaining 100,000 shares.

     On January 11, 1999, we announced a strategic alliance with Microsoft Corporation ("Microsoft"). As part of the agreement, Microsoft has committed to contributing $10.0 million to us over a three-year period to fund the training of at least 500 professionals, marketing and development costs as well as the purchase of a warrant to purchase 1.75 million shares of our Common Stock. The first of three payments to be made by Microsoft to us was received in January 1999 in the amount of $5.9 million. The second payment of $2.5 million was received in December 1999. The remaining payment of $1.6 million is scheduled to be received on or before December 31, 2000.

     In January 2000, we acquired ePresence, Inc., a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10.0 million in cash and the issuance of shares of our common stock based on the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13.75 million. The acquisition is accounted for, assuming the achievement of the performance measures, using the purchase method of accounting. At acquisition, ePresence employed 45 services professionals.

     In March 2000, our subsidiary, Switchboard Incorporated, raised approximately $82.5 million, prior to offering expenses, through an initial public offering of its common stock. Subsequently, in April 2000, Switchboard raised an additional $11.5 million through the sale of the over allotment of shares by its underwriters.

     We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     Certain of the information contained in this form 10-Q, including, without limitation, information with respect to our plans and strategy for the business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the intended effects of our discontinuation of the software business and sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

     In October 1999, we announced a plan to exit our software business. Until the fourth quarter of 1998, a majority of our revenues were attributable to the software business. While we will continue to provide consulting services to our customers, we will no longer market software, nor will we advance our software technology through product development. Our future success will depend in part upon our ability to continue to grow our services business, enter into new strategic alliances, acquire additional services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. There can be no assurance we will be successful in our new strategic focus on services, including e-services.

     In 1999, we announced our intention to acquire additional professional services companies in an attempt to strengthen our expanding consulting services business activities. Any failure by us to effectively identify, acquire, integrate and assimilate acquisitions could have a material adverse effect on us.

     As part of our strategic focus on services, on January 11, 1999, we announced a global alliance with Microsoft to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by us, including the certification of 500 Microsoft-trained professionals. The failure to meet such obligations and milestones could result in a termination of the agreement, which could have a material adverse effect on us.

     As part of CBS' June 1999 investment in Switchboard, Switchboard and we entered into an Advertising and Promotion Agreement with CBS under which CBS agreed to arrange for the placement of up to $95.0 million of advertising and promotion of the Switchboard web site. Under this agreement, we agreed to indemnify CBS for any breach by Switchboard of Switchboard's representations, warranties or covenants in the agreement. Our indemnification obligations with respect to the covenants expire upon the first to occur of (i) the first business day after June 30, 2001 when we own or control less than a majority of Switchboard's voting power and
     (ii) the first business day after any person owns or controls more of Switchboard's voting power than do we. Switchboard has agreed to indemnify us for amounts that we may be required to pay CBS pursuant to our indemnification obligations to CBS. If we are required under the Advertising and Promotion Agreement to indemnify CBS it may have a material adverse effect on us.

     We own 9,802,421 shares of Switchboard's common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard's common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives (including Switchboard's relationship with CBS) and investors' perceptions. Volatility in the trading price of Switchboard's common stock could have a material adverse effect on our financial results. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard's common stock. If Switchboard's trading price declines, the trading price of our common stock will likely decline, as well.

     Switchboard's results of operations are consolidated as part of our results of operations. Switchboard has a history of incurring net losses, expects its net losses to continue throughout 2000 as a result of planned increases in operating expenses and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

     . the addition or loss of relationships with third parties that are Switchboard's source of new merchants for its local merchant network or that license Switchboard's services for use on their own web sites;

     . Switchboard's ability to attract and retain consumers, local merchants and national advertisers to its web site;

     . the amount and timing of expenditures for expansion of Switchboard's operations, including the hiring of new employees, capital expenditures and related costs;

     . technical difficulties or failures affecting Switchboard's systems or the Internet in general;

     . the cost of acquiring, and the availability of, content, including directory information and maps; and

     . that Switchboard's expenses are partially based on expectations regarding future revenue and are largely fixed in nature, particularly in the short-term.

     In addition, Switchboard has only a limited operating history and until March 2000, had no operating history as a stand-alone company and no experience in addressing various business challenges without the support of a corporate parent. It may not be successful as a stand-alone company.

     William P. Ferry, the Company's Chairman of the Board, President and Chief Executive Officer, is Switchboard's Chairman of the Board and both Richard
     M. Spaulding, the Company's Senior Vice President and Chief Financial Officer, and Robert M. Wadsworth, a director of ePresence, are also directors of Switchboard. Serving as a director of Switchboard and either a director or an officer of ePresence could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for us than for Switchboard. Such conflicts, or potential conflicts, of interest could hinder or delay our management's ability to make timely decisions regarding significant matters relating to our business.

     We sell our services principally through a direct sales force to customers in a broad range of industries. We do not require collateral or other security to support customer receivables. Our financial results and condition could be adversely affected by credit losses.

     We are dependent upon the continued services of our key management and technical personnel. Competition for qualified personnel is intense, and there can be no assurance we will be able to attract and retain qualified management and other key employees.

     Because of the foregoing factors and the other factors we have disclosed from time to time, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and we expect that our results of operations may fluctuate from period-to-period in the future.

EURO CONVERSION DISCLOSURE

     On January 1, 1999, the participating member countries of the European Union adopted the Euro as the common legal currency and fixed conversion rates between their existing sovereign currencies and the Euro. We do not believe that the Euro conversion will have a material impact on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2000, the trading price of the Company's Common Stock triggered the automatic conversion of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into Common Stock. Accordingly, the Warrants issued by the Company to HarbourVest Venture Partners V-Direct Fund L.P. on March 5, 1998 to purchase
(i) 65,790 shares of Series B Convertible Preferred Stock at an exercise price of $45.00 per share and (ii) 65,790 shares of Series C Convertible Preferred Stock at an exercise price of $50.00 per share automatically converted into Warrants to purchase (x) 657,900 shares of Common Stock at an exercise price of $4.50 per share, and (y) 657,900 shares of Common Stock at an exercise price of $5.00 per share, respectively. Previously, in June, 1999, the 263,158 shares of Series A Convertible Preferred Stock issued by the Company to HarbourVest automatically converted into 2,631,580 shares of Common Stock. As a result of the foregoing conversions, the Company no longer has any outstanding shares of Preferred Stock or Warrants to purchase Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

         (b) The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                 EPRESENCE, INC.
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EPRESENCE, INC.



     Date: May 15, 2000        By:  /s/ Richard M. Spaulding
                                    ------------------------
                                    Richard M. Spaulding
                                    Senior Vice President and Chief Financial
                                    Officer,
                                    Treasurer and Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                  TITLE OF DOCUMENT
--------------                  -----------------

10.1+ 1992 Stock Incentive Plan, as amended.

10.2+ 1992 Director Stock Option Plan, as amended.

27    Financial Data Schedule.

      -------------------------------------------------------------------------
      + Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Form 10-Q.
      - Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission.