Form 10-Q
period 2000-06-30
EPRESENCE INC
filed 2000-08-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000           COMMISSION FILE NUMBER 000-20364

                                 EPRESENCE, INC
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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 2000:


              Class                        Number of Shares Outstanding
              -----                        -----------------------------
Common Stock, par value $.01 per share              23,624,929

                                EPRESENCE, INC.
                                     INDEX
                                                                   Page Number
                                                                   -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and December 31, 1999        3

                 Consolidated Statements of Operations
                 Three and Six months ended June 30, 2000 and
                 1999 (unaudited)                                       4

                 Consolidated Statements of Cash Flows
                 Six months ended June 30, 2000 and 1999 (unaudited)    5

                 Notes to Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   12

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risks                                          17

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds             18

         Item 4. Submission of Matters to a Vote of Security Holders   18

         Item 6. Exhibits and Reports on Form 8-K                      19

SIGNATURE                                                              20

EXHIBIT INDEX                                                          21

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to ePresence, Inc.'s ("the Company") plans and strategy for its business and the Company's liquidity and capital resources for the next 12 months. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                                EPRESENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ASSETS                                       June 30, 2000          December 31, 1999
                                                                       -----------------------  -----------------------
                                                                             (unaudited)
 Current assets:
  Cash and cash equivalents                                                          $ 31,189              $    29,920
  Marketable securities                                                               140,073                   91,653
    Accounts receivable, less allowances of  $1,079 and $869                           16,488                   14,482
    Other current assets                                                                7,328                    2,729
                                                                                     --------              -----------
      Total current assets                                                            195,078                  138,784
Property and equipment, net                                                             5,035                    3,784
Marketable securities                                                                  17,822                    9,198
Deferred tax asset                                                                      9,102                   21,655
Goodwill and other assets, net of accumulated amortization
 of $1,522 and $596                                                                    29,143                    1,029
                                                                                     --------              -----------
           Total assets                                                              $256,180              $   174,450
                                                                                     ========              ===========
                                LIABILITIES
Current liabilities:
  Accounts payable                                                                   $  3,907              $     3,677
  Accrued compensation                                                                  4,581                    4,493
  Accrued expenses                                                                      8,679                    7,538
  Income taxes payable                                                                  5,599                      791
  Net liabilities of discontinued operations                                            1,350                    3,264
  Other current liabilities                                                               250                      250
  Long-term debt, current portion                                                       1,027                      600
  Deferred revenue                                                                      7,177                    5,728
                                                                                     --------              -----------
           Total current liabilities                                                   32,570                   26,341
Deferred tax liability                                                                 16,672                   30,350
Minority interest in consolidated subsidiary                                           53,785                    2,392

                         STOCKHOLDERS'  EQUITY
Common stock, $.01 par value; authorized 35,000,000 shares; issued
 25,447,649 and 24,783,670 shares                                                         254                      248

Accumulated earnings/(deficit)                                                         15,579                   (3,436)
Additional paid in capital                                                            136,699                   93,648
Unearned compensation                                                                    (195)                    (603)
Treasury stock at cost; 1,848,000 common shares                                       (28,564)                 (28,564)
Accumulated other comprehensive income                                                 29,380                   54,074
                                                                                     --------              -----------
          Total stockholders' equity                                                  153,153                  115,367
                                                                                     --------              -----------
      Total liabilities and stockholders' equity                                     $256,180              $   174,450
                                                                                     ========              ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                                EPRESENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,            June 30,
                                                                  ------------------    -----------------
                                                                      2000      1999       2000      1999
                                                                   -------   -------    -------   -------
Revenues:
  Services                                                         $14,593     8,636     26,644    16,602
  Switchboard                                                        4,766     1,850      8,584     2,978
                                                                   -------   -------   --------   -------
       Total revenues                                               19,359    10,486     35,228    19,580

Cost of revenues:
  Services                                                           7,922     5,373     14,522     9,837
  Switchboard                                                        1,050       329      1,967       406
                                                                   -------   -------   --------   -------
       Total cost of revenues                                        8,972     5,702     16,489    10,243
                                                                   -------   -------   --------   -------
Gross profit                                                        10,387     4,784     18,739     9,337

Operating expenses:
  Sales and marketing                                               10,264     3,940     22,978     7,399
  Product development                                                  872       441      1,485       876
  General and administrative                                         4,479     3,421      8,583     6,653
  Amortization of goodwill                                             517         -        753         -
                                                                   -------   -------   --------   -------
       Total operating expenses                                     16,132     7,802     33,799    14,928
                                                                   -------   -------   --------   -------

 Operating loss from continuing operations                          (5,745)   (3,018)   (15,060)   (5,591)

Other income/(expense):
  Interest income                                                    2,345       259      3,335       532
  Interest expense                                                     (22)      (36)      ( 52)      (66)
  Other, net                                                         1,276     3,876     48,737     3,708
                                                                   -------   -------   --------   -------
       Total other income/(expense)                                  3,599     4,099     52,020     4,174
                                                                   -------   -------   --------   -------

 (Loss)/income from continuing operations before income taxes       (2,146)    1,081     36,960    (1,417)

(Benefit from)/provision for income taxes                           (1,033)       90     17,745       226
                                                                   -------   -------   --------   -------
Net (loss)/income from continuing operations                        (1,113)      991     19,215    (1,643)
Income from discontinued operations (net of taxes)                       -     3,471          -     6,562
                                                                   -------   -------   --------   -------
Net (loss)/income                                                  $(1,113)  $ 4,462   $ 19,215   $ 4,919
                                                                   =======   =======   ========   =======
Net (loss)/income per common share:
  Basic                                                             $(0.05)    $0.22      $0.82     $0.25
                                                                   =======   =======   ========   =======
  Diluted                                                           $(0.05)    $0.17      $0.70     $0.19
                                                                   =======   =======   ========   =======

Weighted average number of common shares:
  Basic                                                             23,683    20,236     23,449    19,714
                                                                   =======   =======   ========   =======
  Diluted                                                           23,683    25,668     27,320    25,554
                                                                   =======   =======   ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                          2000       1999
                                                                                      --------   --------
Cash flows from operating activities:
 Net income                                                                           $ 19,215   $  4,919
 Adjustments to reconcile net income to net cash provided by operating activities:
  Gain on sale of investments                                                          (44,556)    (4,043)
  Depreciation and amortization                                                          1,981      1,742
  Non-cash advertising and promotion                                                     7,844          -
  Amortization of unearned compensation                                                    320        511
  Changes in operating assets and liabilities:
   Accounts receivable                                                                   1,019      6,333
   Inventories                                                                               -        (56)
   Other current assets                                                                 (4,441)        (3)
   Deferred tax assets                                                                  12,553          -
   Other liabilities                                                                    (4,518)      (674)
   Accounts payable and accrued compensation and expenses                                3,087       (552)
   Accrued costs for restructuring and other charges                                         -       (259)
   Software licenses payable, net                                                            -       (150)
   Net change in net discontinued liabilities                                           (2,090)         -
   Other non current assets                                                               (767)       146
   Deferred revenue                                                                      1,573     (4,702)
                                                                                      --------   --------
 Net cash (used in)/ provided by operating activities                                   (8,780)     3,212

Cash flows from investing activities:
 Capital expenditures                                                                   (1,929)    (1,067)
 Proceeds from investment                                                               45,276      4,743
 (Purchases of)/proceeds from marketable securities, net                               (96,371)   (11,782)
    Acquisition of business, net                                                       (25,909)         -
                                                                                      --------   --------
 Net cash (used in) investing activities                                               (78,933)    (8,106)

Cash flows from financing activities:
 Sale of equity in subsidiary                                                           86,842      4,298
 Net proceeds from issuance of warrants                                                      -      2,832
 Proceeds from stock plan purchases and stock options                                    1,976      2,751
                                                                                      --------   --------
 Net cash provided by financing activities                                              88,818      9,881

Effect of exchange rate changes on cash and cash equivalents                               164       (187)
                                                                                      --------   --------
Net increase in cash and cash equivalents                                                1,269      4,800
Cash and cash equivalents at beginning of the period                                    29,920     15,160
                                                                                      --------   --------
Cash and cash equivalents at end of the period                                        $ 31,189   $ 19,960
                                                                                      ========   ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of June 30, 2000, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report to Stockholders and Annual Report on Form 10-K.

In March 2000, the Company's subsidiary Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post offering the Company owns approximately 40% of Switchboard's outstanding common stock. Due to the Company's control of the Switchboard board of directors, Switchboard's results will continue to be consolidated as part of the Company's financial results.

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

In the fourth quarter of 1999, the Board of Directors of the Company approved a plan to exit its software business and to focus its resources on its Services and Switchboard businesses as its sole operating units. The Company has classified its software business as a discontinued operation, and included in the fourth quarter of 1999 in its results of operations an estimated loss from disposal of $3,000,000, net of tax. Accordingly, assets and liabilities for the discontinued operations have been classified as net liabilities of discontinued operations. Net operating losses totaling approximately $598,000 and $989,000 from discontinued operations for the three and six months ended June 30, 2000, respectively, have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.

The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

New Account Pronouncements:

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial position or results of operations. In the three-months ended March 31, 2000, the Company entered into two hedging contracts for its remaining 400,000 shares of Software.com common stock. These arrangements are further described in footnote F, "Sale of investment."

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

B.  REPORTABLE SEGMENTS:

ePresence has two reportable segments: Services and Switchboard. The Company's Services segment delivers professional services including web site and web portal design and implementation; directory and security planning, design and integration; network integration and optimization; and application integration. The Company's Switchboard segment, operated through Switchboard, consummated an initial public offering of its common stock on March 7, 2000, and is currently listed on the Nasdaq National Market under the symbol SWBD. Switchboard is an Internet-based local merchant network interconnecting consumer, merchants and national advertisers. Switchboard connects consumers searching for specific products and services with merchants that provide them. The Company's reportable segments are managed separately because they market and distribute distinct products and services.

SEGMENT INFORMATION FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS)

                                                          Three months ended June 30, 2000
                                                                                             Total
                                             Services              Switchboard              Company
                                             --------         ---------------------  ---------------------
Revenues
  Services                                    $ 14,593               $      -               $ 14,593
  Switchboard                                        -                  4,766                  4,766
                                              --------               --------               --------
     Total revenue                              14,593                  4,766                 19,359
Cost of revenues                                 7,922                  1,050                  8,972
                                              --------               --------               --------
Gross profits                                    6,671                  3,716                 10,387
Operating expenses                               8,808                  7,324                 16,132
                                              --------               --------               --------
Operating loss                                $ (2,137)              $ (3,608)              $ (5,745)
                                              ========               ========               ========
Total assets                                  $158,378               $ 97,802               $256,180
                                              ========               ========               ========


                                                           Six months ended June 30, 2000
                                                                                             Total
                                             Services              Switchboard              Company
                                             --------         ---------------------  ---------------------
Revenues
  Services                                    $ 26,644               $      -               $ 26,644
  Switchboard                                        -                  8,584                  8,584
                                              --------               --------               --------
     Total revenue                              26,644                  8,584                 35,228
Cost of revenues                                14,522                  1,967                 16,489
                                              --------               --------               --------
Gross profits                                   12,122                  6,617                 18,739
Operating expenses                              16,393                 17,406                 33,799
                                              --------               --------               --------
Operating loss                                $ (4,271)              $(10,789)              $(15,060)
                                              ========               ========               ========
Total assets                                  $158,378               $ 97,802               $256,180
                                              ========               ========               ========

C.   BASIC AND DILUTED EARNINGS PER SHARE:

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of potential common stock outstanding during the period. Potential common stock results from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock shares using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of
Operations:


                                                         Three Months Ended   Six Months Ended
                                                              June 30,           June 30,
                                                            2000      1999       2000       1999
                                                           -------   -------   -------     -------
                                                          (in thousands, except per share data)
 Basic earnings per share
 Numerator:
  Net (loss)/income                                        $(1,113)  $ 4,462   $19,215     $ 4,919
 Denominator:
  Weighted average common shares outstanding                23,683    20,236    23,449      19,714
                                                           -------   -------   -------     -------
 Basic earnings per share                                  $ (0.05)  $  0.22   $  0.82     $  0.25
                                                           =======   =======   =======     =======
Diluted earnings per share
 Numerator:
   Net (loss)/income                                       $(1,113)  $ 4,462   $19,215     $ 4,919
 Denominator:
    Weighted average common shares outstanding              23,683    20,236    23,449      19,714
    Dilutive potential common stock                              -     5,432     3,871       5,840
                                                           -------   -------   -------     -------
      Total shares                                          23,683    25,668    27,320      25,554
                                                           -------   -------   -------     -------
 Diluted earnings per share                                $ (0.05)  $  0.17   $  0.70     $  0.19
                                                           =======   =======   =======     =======


Options and warrants to purchase 2,224,000 shares of outstanding common stock during the three-months ended June 30, 2000 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 85,500 shares of common stock outstanding during the six-months ended June 30, 2000 and 98,000 shares of common stock outstanding during the three-months and six-months ended June 30, 1999, were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of the Company's common stock during the respective periods.

D.  COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                Three months ended
                                                -------------------

For the three months ended June 30,       June 30, 2000    June 30, 1999
-----------------------------------       -------------    -------------
                                                 (in thousands)
Net (loss)/income                             $ (1,113)          $ 4,462
Other comprehensive (expense)/income            (2,553)           22,107
                                              --------           -------

Comprehensive (loss)/income                   $ (3,666)          $26,569
                                              ========           =======


                                                Six months ended
                                                ----------------

For the six months ended June 30,        June 30, 2000    June 30, 1999
---------------------------------        -------------    -------------
                                                         (in thousands)
Net income                                    $ 19,215           $ 4,919
Other comprehensive (expense)/ income          (24,701)           22,119
                                              --------           -------

Comprehensive (loss)/income                   $ (5,486)          $27,038
                                              ========           =======

E.   ACQUISITION OF BUSINESSES

In January 2000, the Company acquired a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10,000,000 in cash, of which approximately $9,963,000 had been paid through June 30, 2000, and the issuance of shares of the Company's common stock based upon the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13,750,000 and has been accounted for using the purchase method of accounting. The Company has recorded an intangible of approximately $8,400,000, which will be amortized over a ten-year period. Upon execution of the purchase agreement, the acquired company employed 45 professionals.

In May 2000, the Company acquired Strategic Network Designs, Inc., a privately held e-business services company based in Clark, New Jersey that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30,500,000, excluding transaction expenses, included consideration of $17,500,000 in cash, 221,713 shares of common stock valued at $3,000,000 and a one-year earnout of $10,000,000 contingent on performance. The transaction has been accounted for using the purchase method of accounting. The Company has recorded an intangible of approximately $20,500,000, which will be amortized over a ten-year period. Upon execution of the purchase agreement, the acquired company employed 75 professionals.

The following are the Company's unaudited pro-forma results for the six-months ended June 30, 1999 as compared to the unaudited pro-forma results for the six-months ended June 30, 2000, assuming the acquisitions occurred on January 1, 1999 (in thousands, except for per share data).

Six-months ended June 30,                              2000         1999
-----------------------------------------------------------------------------
                                                   (pro-forma)    (pro-forma)
Net revenues                                        $ 41,785       $24,954
Net income/ (loss) from continuing operations       $(13,739)      $(1,420)
Net income                                          $ 20,539       $ 5,142

Net earnings per common share:
    Basic                                           $   0.87       $  0.26
    Diluted                                         $   0.75       $  0.20

Weighted average number of common shares
    Basic                                             23,449        19,714
    Diluted                                           27,320        25,554

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.

F.  SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, Inc. ("Software.com"), a company which supplies Internet messaging solutions to services providers. During the three-months ended March 31, 2000, the Company sold 491,202 shares of common stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At June 30, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within shareholders' equity.

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

G. SALE OF EQUITY BY SWITCHBOARD

On March 7, 2000, Switchboard sold, at an initial public offering price of $15.00 per share, 5,500,000 shares of its common stock. On April 6, 2000, Switchboard sold, at $15.00 per share, the remaining 825,000 shares of its common stock pursuant to the underwriters' March 31, 2000 exercise of their over-allotment option in full. The aggregate gross proceeds raised in the offering were $94.9 million. Total expenses in connection with the offering were approximately $8.6 million, of which $6.6 million was for underwriting discounts and commissions, and $2.0 million was paid for professional services and other expenses. Switchboard's net proceeds from the offering were approximately $86.3 million, of which $74.8 million was received in March 2000 and $11.5 million was received in April 2000.

                                EPRESENCE, INC.
                                     ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

Total revenues for the three-month period ended June 30, 2000 were $19.4 million, which represented an 85% increase when compared to the corresponding period in 1999. Total revenues for the six-month period ended June 30, 2000 were $35.2 million, which represented an 80% increase when compared to the corresponding period in 1999. The increase in 2000 was due to an increase in revenues from both our Services and Switchboard segments. Services revenues increased by $5.9 million, or 69%, and $10.0 million, or 60%, for the three-month and six-month periods ended June 30, 2000, when compared to the corresponding periods in 1999. The increases in Services revenues, which were in part as a result of two acquisitions in the first six months of 2000, were primarily due to revenues generated from consulting services due to an increase in customer engagements, particularly in web-site design and implementation, network integration and directory and security planning. Switchboard revenues increased by $2.9 million, or 158%, and $5.6 million, or 188%, for the three-month and six-month periods ended June 30, 2000, when compared to the corresponding periods in 1999. The increases in Switchboard revenues were due primarily to an increase in advertising revenue resulting from increased traffic and productivity on the Switchboard web-site, an increase in merchant services revenue as well as an increase in syndication and licensing revenues due to new customer agreements. International revenues for the three-month and six-month periods ended June 30, 2000 were $2.3 million and $3.9 million, respectively, as compared to $3.1 million and $5.3 million, respectively, for the corresponding periods in 1999. The decreases in revenues in 2000 were primarily due to the sale of the Company's French subsidiary in January 2000 and the closing of the Malaysian and Japanese offices in 1999.

Gross profits for Services were 46%, or $6.7 million, and 45%, or $12.1 million, for the three-month and six-month periods ended June 30, 2000, respectively, compared with 38%, or $3.3 million, and 41%, or $6.8 million, for the corresponding periods in 1999. The increases in gross profit dollars and percentages were primarily due to increases in revenues from consulting services and improved billing rates, offset in part by an increase in delivery personnel and related costs to expand consulting services.

Gross profits for Switchboard were 78% or $3.7 million, and 77%, or $6.6 million for the three-month and six-month periods ended June 30, 2000, respectively, compared with 82%, or $1.5 million and 86%, or $2.6 million, for the corresponding periods in 1999. The increases in gross dollars were due to increases in advertising revenues generated by Switchboard, offset in part by an increase in variable costs related to advertising arrangements. The decreases in gross profit percentages were due primarily to additional costs in connection with Switchboard's merchant aggregation program, deferred project costs, and data licensing fees, offset in part by additional advertising revenues.

Sales and marketing expenses of $10.3 million and $23.0 million for the three-month and six-month periods ended June 30, 2000, respectively, represented increases of 161% and 211% compared to the corresponding periods in 1999. The increases in 2000 were due primarily to an increase in promotional investment in Switchboard, particularly CBS non-cash advertising, intended to increase site traffic, increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, which increased due to higher revenues. We anticipate promotional spending in our Services segment of approximately $1.0 million to $2.0 million over each of the next two quarters related to the branding of the ePresence name. Sales and marketing expenses as a percentage of revenues were 53% and 65% for the three-month and six-month periods ended June 30, 2000, as compared to 38% for the corresponding periods in 1999.

Product development expenses of $0.9 million and $1.5 million for the three-month and six-month periods ended June 30, 2000, respectively, represented increases of 98% and 70%, respectively, over the corresponding periods in 1999. The increases were due to increases in resources devoted to advancing Switchboard technology and services. Product development expenses as a percentage of revenues were approximately 5% and 4% for the three-month and six-month periods ended June 30, 2000, respectively, as compared to 4% for both the corresponding periods in 1999.

General and administrative expenses of $4.5 million and $8.6 million for the three-month and six-month periods ended June 30, 2000, respectively, represented increases of 31% and 29% when compared to the corresponding periods in 1999. The increases were due primarily to additional recruiting and training expenses related to the staffing of our expanding consulting services activities, as well as additional staffing related to the Switchboard business segment. General and administrative expenses as a percentage of revenues were 23% and 24% for the three-month and six-month periods ended June 30, 2000, as compared to 33% and 34% for the corresponding periods in 1999.

Other income and expense was $3.6 million from $52.0 million for the three-month and six-month periods ended June 30, 2000, compared to $4.1 million and $4.2 million for the same periods in 1999. The Company recognized gains on sales of Software.com stock of approximately $44.6 million and $4.0 million for the three months periods ended March 31, 2000 and June 30, 1999, respectively. For the three-month period ended June 30, 2000, the Company had greater funds available for investment.

Our effective tax rate for the three-months ended June 30, 2000 was 48%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes upon our percentage ownership change on June 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three-months ended June 30, 1999 due to our previously recorded net operating losses.

In the fourth quarter of 1999, our Board of Directors approved a plan to exit our software business and to focus on the Services and Switchboard businesses as our sole operating units. Included in the fourth quarter of 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax. Net operating losses, net of tax, totaling approximately $1.6 million from discontinued operations for the six-months ended June 30, 2000 have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $112.4 million at December 31, 1999 to $162.5 million at June 30, 2000. At June 30, 2000, cash and cash equivalents combined with marketable securities were $189.1 million, compared with $130.8 million at December 31, 1999. Cash and cash equivalents increased $1.3 million resulting in a cash balance of $31.2 million at June 30, 2000. This increase was due primarily to $86.3 million from Switchboard's sale of equity in its initial public offering and $45.3 million in proceeds from the sale of marketable securities held by ePresence. These increases were offset in part by $96.4 million in net purchases of marketable securities, $25.9 million for the acquisitions of two privately held services companies and other various operating, investing and financing activities. At June 30, 2000, ePresence, Inc. held $99.8 million and Switchboard held $89.3 million in cash and marketable securities for use in their respective businesses.

During the three-months ended March 31, 2000, we sold 491,202 shares of Software.com's common stock resulting in net proceeds of approximately $45.3 million and a net realized gain of approximately $44.6 million. At June 30, 2000, we owned 400,000 shares of Software.com. During January and February of 2000, we entered into hedging contracts for the remaining 400,000 shares of Software.com common stock.

If held to maturity, on February 2, 2001, we will receive payment for the value of Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including the maturity date with a settlement price not lower than $84.04 or higher than $114.50 per share for the first 300,000 shares. If held to maturity, on February 25, 2001, we will receive payment for the value of Software.com common shares based upon the average closing price of the five consecutive trading days prior to and including the maturity date with a settlement price not lower than $84.60 or higher than $115.90 per share for the remaining 100,000 shares.

On January 11, 1999, we announced a strategic alliance with Microsoft Corporation ("Microsoft"). As part of the agreement, Microsoft has committed to contributing $10.0 million to us over a three-year period to fund the training of at least 500 professionals, marketing and development costs and the acquisition of a warrant to purchase 1.75 million shares of our Common Stock. The first of three payments to be made by Microsoft to us was received in January 1999 in the amount of $5.9 million. The second payment of $2.5 million was received in December 1999. The remaining payment of $1.6 million is scheduled to be received on or before December 31, 2000.

In January 2000, we acquired a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10.0 million in cash and the issuance of shares of our common stock based on the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13.75 million. The acquisition is accounted for, using the purchase method of accounting. At acquisition, ePresence employed 45 professionals.

In May 2000, the Company acquired Strategic Network Designs, Inc., a privately held e-business services company based in Clark, New Jersey, that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30.5 million, excluding transaction expenses, included consideration of $17.5 million in cash, 221,713 shares of common stock valued at $3.0 million and a one-year earnout of $10.0 million contingent on performance. The transaction has been accounted for using the purchase method of accounting. Upon execution of the purchase agreement, the acquired company employed 75 professionals.

In March 2000 Switchboard, raised approximately $82.5 million, prior to offering expenses, through an initial public offering of its common stock. Subsequently, in April 2000, Switchboard raised an additional $12.4 million through the sale of the over allotment of shares by its underwriters.

The Company terminated its line of credit with Foothill Capital Corporation effective September 4, 2000.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next 12 months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this form 10-Q, including, without limitation, information with respect to our plans and strategy for the business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the intended effects of our discontinuation of the software business and sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

In October 1999, we announced a plan to exit our software business. Until the fourth quarter of 1998, a majority of our revenues were attributable to the software business. While we will continue to provide consulting services to our customers, we will no longer market software, nor will we advance our software technology through product development. Our future success will depend in part upon our ability to continue to grow our Services business, enter into new strategic alliances, acquire additional Services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. There can be no assurance we will be successful in our strategic focus on services, including e-services.

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

As part of CBS' June 1999 investment in Switchboard, Switchboard and ePresence entered into an Advertising and Promotion Agreement with CBS under which CBS agreed to arrange for the placement of up to $95.0 million of advertising and promotion of the Switchboard web site. Under this agreement, we agreed to indemnify CBS for any breach by Switchboard of Switchboard's representations, warranties or covenants in the agreement. Our indemnification obligations with respect to the covenants expire upon the first to occur of (i) the first business day after June 30, 2001 when we own or control less than a majority of Switchboard's voting power and (ii) the first business day after any person owns or controls more of Switchboard's voting power than do we. Switchboard has agreed to indemnify us for amounts that we may be required to pay CBS pursuant to our indemnification obligations to CBS. If we are required under the Advertising and Promotion Agreement to indemnify CBS it may have a material adverse effect on us.

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

William P. Ferry, our Chairman of the Board, President and Chief Executive Officer, is Switchboard's Chairman of the Board and both Richard M. Spaulding, our Senior Vice President and Chief Financial Officer, and Robert M. Wadsworth, one of our directors, are also directors of Switchboard. Serving as a director of Switchboard and either a director or an officer of ePresence could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for us than for Switchboard. Such conflicts, or potential conflicts, of interest could hinder or delay our management's ability to make timely decisions regarding significant matters relating to our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three and six month periods ended June 30, 2000.

                                EPRESENCE, INC.
                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 9, 2000, the Company amended its Second Amended and Restated Articles of Organization to (i) change its name from Banyan Systems Incorporated to ePresence, Inc. and (ii) increase the number of authorized shares of Common Stock from 35,000,000 to 100,000,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of stockholders held on May 9, 2000, the following proposals were adopted by the vote specified below:

Proposal                                                   For         Against     Abstain
                                                       ----------      -------     -------

1. Election of three directors:
   John F. Burton                                       20,615,730      708,069        ----
   Fontaine K. Richardson                               20,627,352      696,447        ----
   Robert M. Wadsworth                                  20,627,552      696,247        ----

2. Approval of amendment to
   the Company's Second Restated
   Articles of Organization
   increasing authorized shares                         19,141,561    2,158,494     23,744

3. Approval of amendment to
   the Company's Second Restated
   Articles of Organization
   changing name of Company                             21,110,460      183,756     29,583

4. Ratification and approval of
   amendment to the Company's
   1992 Stock Incentive Plan                            17,015,097    4,281,185     27,517

5. Ratification and approval of
   amendment to the Company's
   1992 Director Stock Option Plan                      20,326,142      970,821     26,836

6. Ratification of the selection of
   PricewaterhouseCoopers LLP
   as the Company's independent
   accountants                                          21,259,658       48,476     15,665

In addition to the Directors elected at the Annual Meeting, the term of office of the following Directors also continued following the meeting: William P. Ferry, David C. Mahoney, Albert A. Notini and John J. Rando.

ITEM 6. EXHIBITS AND  REPORTS ON FORM 8-K

(a) The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

(b) The Company filed a Form 8-K on May 25, 2000 regarding the acquisition of Strategic Network Designs, Inc. The Company filed no other Form 8-K during the fiscal quarter for which this report is filed.

                                EPRESENCE, INC.
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EPRESENCE, INC.



Date:   August 14, 2000        By: /s/ Richard M. Spaulding
                                   ------------------------
                                   Richard M. Spaulding
                                   Chief Financial Officer, Treasurer and Clerk
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

Exhibit Index
-------------

2* Stock Purchase Agreement by and among ePresence, Inc. (the "Company"), Strategic Network Designs, Inc. and the Stockholders of Strategic Network Designs, Inc. dated May 11, 2000.

3 Articles of Amendment to Second Amended and Restated Articles of Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.

10.1**  Deferred Compensation Plan of the Company, effective March 24, 2000.

10.2 Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series B Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.3 Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series C Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.4    Promissory Note issued to the Company by William P. Ferry, dated May 5,
        2000.

10.5 Secured Promissory Note issued to the Company by Richard M. Spaulding, dated May 5, 2000.

10.6 Secured Promissory Note issued to the Company by Anthony Bellantuoni, dated May 5, 2000.

10.7 Secured Promissory Note issued to the Company by Robert Burke, dated May 5, 2000.

10.8 Pledge Agreement between the Company and Richard M. Spaulding, dated May 5, 2000.

10.9 Pledge Agreement between the Company and Anthony Bellantuoni, dated May 5, 2000.

10.10   Pledge Agreement between the Company and Robert Burke, dated May 5,
        2000.

27      Financial Data Schedule.
___________________
* Incorporated herein by reference to the exhibits to the Company's Current Report on Form 8-K, filed May 25, 2000 (File No. 000-20364).
** Incorporated herein by reference to the exhibits to the Registration Statement on Form S-8, filed June 22, 2000 (File No. 333-39860).