Form 10-Q
period 2000-09-30
EPRESENCE INC
filed 2000-11-14
CIK 888711

DRAFT

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED SEPTEMBER 30, 2000              COMMISSION FILE NUMBER
                                   000-20364

                                 EPRESENCE, INC
             (Exact Name of Registrant as Specified in Its Charter)


          MASSACHUSETTS                                     04-2798394
(State or Other Jurisdiction of                          (I.R.S. Employee
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

Yes       X              No
      ---------              ---------

Number of shares outstanding of each of the issuer's classes of Common Stock as of October 31, 2000:


              Class                        Number of Shares Outstanding
              -----                        -----------------------------
Common Stock, par value $.01 per share              23,651,097

                                EPRESENCE, INC.
                                     INDEX

                                                                                           Page Number
                                                                                           -----------
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets
                      September 30, 2000 (unaudited) and December 31, 1999                       3

                      Consolidated Statements of Operations
                      Three and Nine months ended September 30, 2000 and 1999 (unaudited)        4

                      Consolidated Statements of Cash Flows
                      Nine months ended September 30, 2000 and 1999 (unaudited)                  5

                      Notes to Consolidated Financial Statements                                 6

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       12

            Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risks                                                              18

PART II.    OTHER INFORMATION

            Item 5.   Other Information                                                         19

            Item 6.   Exhibits and Reports on Form 8-K                                          19

SIGNATURE                                                                                       20

EXHIBIT INDEX                                                                                   21

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to ePresence, Inc.'s ("the Company") plans and strategy for its business and the Company's liquidity and capital resources for the next 12 months. For this purpose, any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report on Form 10-Q.

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------

                                EPRESENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ASSETS                                    September 30, 2000        December 31, 1999
                                                                       -----------------------  -----------------------
                                                                             (unaudited)
 Current assets:
    Cash and cash equivalents                                                 $ 57,804                 $ 29,920
    Marketable securities                                                      107,893                   91,653
    Accounts receivable, less allowances of  $978 and $869                      20,201                   14,482
    Other current assets                                                         8,076                    2,729
                                                                              --------                 --------
           Total current assets                                                193,974                  138,784
Property and equipment, net                                                      5,322                    3,784
Marketable securities                                                           12,507                    9,198
Deferred tax asset                                                               9,102                   21,655
Other assets, net of accumulated amortization of $2,385 and $596                28,285                    1,029
                                                                              --------                 --------
           Total assets                                                       $249,190                 $174,450
                                                                              ========                 ========
                            LIABILITIES
Current liabilities:
    Accounts payable                                                          $  3,931                 $  3,677
    Accrued compensation                                                         5,189                    4,493
    Accrued expenses                                                             9,673                    7,788
    Income taxes payable                                                         2,302                      791
    Net liabilities of discontinued operations                                     820                    3,264
    Long-term debt, current portion                                                223                      600
    Deferred revenue                                                             5,214                    5,728
                                                                              --------                 --------
           Total current liabilities                                            27,352                   26,341
Deferred tax liability                                                          16,631                   30,350
Minority interest in consolidated subsidiary                                    52,866                    2,392

                      STOCKHOLDERS'  EQUITY
Common stock, $.01 par value; authorized 100,000,000 shares; issued
  25,493,767 and 24,783,670 shares                                                 255                      248

Accumulated earnings/(deficit)                                                  13,958                   (3,436)
Additional paid in capital                                                     137,614                   93,648
Unearned compensation                                                              (95)                    (603)
Treasury stock at cost; 1,848,000 common shares                                (28,564)                 (28,564)
Accumulated other comprehensive income                                          29,173                   54,074
                                                                              --------                 --------
           Total stockholders' equity                                          152,341                  115,367
                                                                              --------                 --------
           Total liabilities and stockholders' equity                         $249,190                 $174,450
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

                                EPRESENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  Three Months Ended    Nine Months Ended
                                                                    September 30,         September 30,
                                                                 --------------------  -------------------
                                                                     2000      1999       2000      1999
                                                                   -------   -------    -------   -------

Revenues:
  Services                                                         $17,005   $ 9,881   $ 43,649   $26,483
  Switchboard                                                        5,700     2,286     14,284     5,264
                                                                   -------   -------   --------   -------
       Total revenues                                               22,705    12,167     57,933    31,747

Cost of revenues:
  Services                                                           9,372     6,256     23,895    16,093
  Switchboard                                                          982       614      2,948     1,020
                                                                   -------   -------   --------   -------
       Total cost of revenues                                       10,354     6,870     26,843    17,113
                                                                   -------   -------   --------   -------

Gross profit                                                        12,351     5,297     31,090    14,634

Operating expenses:
  Sales and marketing                                               12,908     4,826     35,887    12,225
  Product development                                                  936       471      2,421     1,347
  General and administrative                                         4,652     3,541     13,235    10,194
  Amortization of goodwill                                             732         -      1,485         -
                                                                   -------   -------   --------   -------
       Total operating expenses                                     19,228     8,838     53,028    23,766
                                                                   -------   -------   --------   -------

 Operating loss from continuing operations                          (6,877)   (3,541)   (21,938)   (9,132)

Other income/(expense):
  Interest income                                                    2,251       403      5,587       935
  Interest expense                                                      (7)      (35)       (59)     (101)
  Other, net                                                         1,141       626     49,875     4,377
                                                                   -------   -------   --------   -------
       Total other income                                            3,385       994     55,403     5,211
                                                                   -------   -------   --------   -------

 (Loss)/income from continuing operations before income taxes       (3,492)   (2,547)    33,465    (3,921)

(Benefit from)/provision for income taxes                           (1,674)       51     16,071       277
                                                                   -------   -------   --------   -------
Net (loss)/income from continuing operations                        (1,818)   (2,598)    17,394    (4,198)
Income from discontinued operations (net of taxes)                       -     1,613          -     8,132
                                                                   -------   -------   --------   -------
Net (loss)/income                                                  $(1,818)  $  (985)  $ 17,394   $ 3,934
                                                                   =======   =======   ========   =======
Net (loss)/income per common share:
  Basic                                                             $(0.08)   $(0.04)     $0.74     $0.19
                                                                   =======   =======   ========   =======
  Diluted                                                           $(0.08)   $(0.04)     $0.65     $0.16
                                                                   =======   =======   ========   =======

Weighted average number of common shares:
  Basic                                                             23,867    22,380     23,589    20,613
                                                                   =======   =======   ========   =======
  Diluted                                                           23,867    22,380     26,795    24,843
                                                                   =======   =======   ========   =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                 EPRESENCE, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                             Nine Months Ended September 30,
                                                                                      2000       1999
                                                                                    --------    -------

Cash flows from operating activities:
 Net income                                                                         $ 17,394    $ 3,934
 Adjustments to reconcile net income to net cash (used in) operating activities:
  Gain on sale of investments                                                        (44,556)    (4,043)
  Depreciation and amortization                                                        3,452      2,708
  Non-cash advertising and promotion                                                   8,794         77
  Amortization of unearned compensation                                                  420        787
  Loss on disposal of assets                                                               -         59
  Changes in operating assets and liabilities:
   Accounts receivable                                                                (2,819)     6,022
   Inventories                                                                             -        175
   Other current assets                                                               (5,264)       289
   Deferred tax assets and liabilities, net                                           (1,479)         -
   Other liabilities                                                                  (5,997)    (1,342)
   Accounts payable and accrued compensation and expenses                                641       (318)
   Accrued costs for restructuring and other charges                                       -       (325)
   Software licenses payable, net                                                          -       (500)
   Net change in net discontinued liabilities                                         (2,649)         -
   Other non current assets                                                             (722)       251
   Deferred revenue                                                                     (362)    (9,033)
                                                                                    --------    -------
 Net cash (used in) operating activities                                             (33,147)    (1,259)

Cash flows from investing activities:
 Capital expenditures                                                                 (2,842)    (1,443)
 Proceeds from investment                                                             45,278      4,743
 (Purchases of)/proceeds from marketable securities, net                             (44,991)    (5,511)
 Acquisition of business, net of cash acquired                                       (25,959)         -
                                                                                    --------    -------
 Net cash (used in) investing activities                                             (28,514)    (2,211)

Cash flows from financing activities:
 Sale of equity in subsidiary                                                         86,842      4,298
 Net proceeds from issuance of warrants                                                    -      2,832
 Proceeds from stock plan purchases and stock options                                  2,538      3,312
                                                                                    --------    -------
 Net cash provided by financing activities                                            89,380     10,442

Effect of exchange rate changes on cash and cash equivalents                             165       (133)
                                                                                    --------    -------
Net increase in cash and cash equivalents                                             27,884      6,839
Cash and cash equivalents at beginning of the period                                  29,920     15,160
                                                                                    --------    -------
Cash and cash equivalents at end of the period                                      $ 57,804    $21,999
                                                                                    ========    =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                                 EPRESENCE, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements include the accounts of ePresence, Inc. (the Company) and its subsidiaries as of September 30, 2000, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report to Stockholders and Annual Report on
     Form 10-K.

     In March 2000, the Company's subsidiary Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post offering the Company owns approximately 40% of Switchboard's outstanding common stock. As a result of a voting rights agreement with CBS, the Company maintains majority board control of Switchboard. Due to the Company's control of the Switchboard board of directors, Switchboard's results are consolidated as part of the Company's financial results. The voting rights agreement with CBS terminates on June 30, 2001.

     On May 9, 2000, the shareholders of the Company voted to change the name of the Company to ePresence, Inc. from Banyan Systems Incorporated.

     In January 2000, the Company sold its subsidiary Banyan Systems (France) SARL ("Banyan France"). The Company has recorded in its results of operations for the three months ended March 31, 2000, a loss on disposal of Banyan France of approximately $267,000. The transaction included the sale of net assets of approximately $316,000.

     In the fourth quarter of 1999, the Board of Directors of the Company approved a plan to exit its software business and to focus its resources on its Services and Switchboard businesses as its sole operating units. The Company has classified its software business as a discontinued operation, and included in the fourth quarter of 1999 in its results of operations an estimated loss from disposal of $3,000,000, net of tax. Accordingly, assets and liabilities for the discontinued operations have been classified as net liabilities of discontinued operations. Net operating losses totaling approximately $860,000 and $2,509,000 from discontinued operations for the three and nine months ended September 30, 2000, respectively, have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.

     The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or any future period.


     New Accounting Pronouncements:

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") as subsequently amended by SAB 101A and SAB 101B, which is effective no later than the fourth quarter of 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. The Company adopted SAB 101 in the fourth quarter of 1999.




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

SEGMENT INFORMATION FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS)
Three months ended September 30, 2000

                                                                                                  Total
                                                  Services              Switchboard              Company
                                            ---------------------  ---------------------  ---------------------
Revenues
  Services                                         $ 17,005               $      -               $ 17,005
  Switchboard                                             -                  5,700                  5,700
                                                   --------               --------               --------
     Total revenue                                   17,005                  5,700                 22,705
Cost of revenues                                      9,372                    982                 10,354
                                                   --------               --------               --------
Gross profits                                         7,633                  4,718                 12,351
Operating expenses                                   10,517                  8,711                 19,228
                                                   --------               --------               --------
Operating loss                                     $ (2,884)              $ (3,993)              $ (6,877)
                                                   ========               ========               ========
Total assets                                       $153,609               $ 95,581               $249,190
                                                   ========               ========               ========

Nine months ended September 30, 2000

                                                                                                  Total
                                                  Services              Switchboard              Company
                                            ---------------------  ---------------------  ---------------------
Revenues
  Services                                         $ 43,649               $      -               $ 43,649
  Switchboard                                             -                 14,284                 14,284
                                                   --------               --------               --------
     Total revenue                                   43,649                 14,284                 57,933
Cost of revenues                                     23,895                  2,948                 26,843
                                                   --------               --------               --------
Gross profits                                        19,754                 11,336                 31,090
Operating expenses                                   26,911                 26,117                 53,028
                                                   --------               --------               --------
Operating loss                                     $ (7,157)              $(14,781)              $(21,938)
                                                   ========               ========               ========
Total assets                                       $153,609               $ 95,581               $249,190
                                                   ========               ========               ========


C.   BASIC AND DILUTED EARNINGS PER SHARE

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

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                  September 30,
                                                               2000      1999                 2000       1999
                                                              -------   -------             -------    -------
                                                                    (in thousands, except per share data)
Basic earnings per share
  Numerator:
    Net (loss)/income                                         $(1,818)  $  (985)            $17,394    $ 3,934
 Denominator:
  Weighted average common shares outstanding                   23,867    22,380              23,589     20,613
                                                              -------   -------             -------    -------
 Basic earnings per share                                     $ (0.08)  $ (0.04)            $  0.74    $  0.19
                                                              =======   =======             =======    =======

Diluted earnings per share
 Numerator:
   Net (loss)/income                                          $(1,818)  $  (985)            $17,394    $ 3,934
 Denominator:
    Weighted average common shares outstanding                 23,867    22,380              23,589     20,613
    Dilutive potential common stock                                 -         -               3,206      4,230
                                                              -------   -------             -------    -------

     Total shares                                              23,867    22,380              26,795     24,843
                                                              -------   -------             -------    -------

 Diluted earnings per share                                   $ (0.08)  $ (0.04)            $  0.65    $  0.16
                                                              =======   =======             =======    =======


Options and warrants to purchase 1,305,056 and 6,336,313 shares of outstanding common stock during the three-months ended September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,782,487 and 497,000 shares of common stock outstanding during nine-months ended September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants exceeded the average market price of the Company's common stock during the respective periods.

D.  Comprehensive Income

Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

For the three months ended September 30,       2000       1999
------------------------------------------  --------    -------
                                              (in thousands)
Net (loss)                                  $ (1,818)   $  (985)
Other comprehensive (expense)/income            (207)    20,224
                                            --------    -------

Comprehensive (loss)/income                 $ (2,025)   $19,239
                                            ========    =======



For the nine months ended September 30,       2000       1999
-----------------------------------------   --------    -------
                                               (in thousands)
Net income                                  $ 17,394    $ 3,934
Other comprehensive (expense)/income         (24,901)    42,343
                                            --------    -------

Comprehensive (loss)/income                 $ (7,507)   $46,277
                                            ========    =======

E.   ACQUISITION OF BUSINESSES

     In January 2000, the Company acquired ePresence Web Consulting, Inc. (formerly ePresence, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10,000,000 in cash, of which approximately $9,963,000 had been paid through September 30, 2000, and the issuance of shares of the Company's common stock based upon the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13,750,000 and has been accounted for using the purchase method of accounting. The Company has recorded an intangible of approximately $9,505,000, which will be amortized over a ten-year period.

     In May 2000, the Company acquired ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.), a privately held e-business services company based in Clark, New Jersey that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30,500,000, excluding transaction expenses, included consideration of $17,500,000 in cash, 221,713 shares of common stock valued at $3,000,000 and a one-year earnout of $10,000,000 contingent on performance. The transaction has been accounted for using the purchase method of accounting. The Company has recorded an intangible of approximately $20,500,000, which will be amortized over a ten-year period.

     The following are the Company's unaudited proforma results for the nine months ended September 30, 1999 as compared to the unaudited proforma results for the nine months ended September 30, 2000, assuming the acquisitions occurred on January 1, 1999 (in thousands, except for per share data).

Nine-months ended September 30,                          2000                  1999
------------------------------------------------------------------------------------------------
                                                       (proforma)            (proforma)

Net revenues                                            $ 64,490               $41,899
Net (loss) from continuing operations                   $(20,607)              $(8,761)
Net income                                              $ 18,721               $ 4,133

Net earnings per common share:
    Basic                                               $   0.79               $  0.20
    Diluted                                             $   0.70               $  0.16

Weighted average number of common shares
    Basic                                                 23,669                20,835
    Diluted                                               26,875                25,065

     These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.


F.   SALE OF INVESTMENT

     In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, Inc. ("Software.com"), a company which supplies Internet messaging solutions to services providers. During the nine months ended September 30, 2000, the Company sold 491,202 shares of common stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At September 30, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within stockholders' equity.

     In January 2000, the Company entered into a hedging contract for 300,000 shares of Software.com common stock. The maturity date for the contract is February 2, 2001. Upon maturity, the Company will receive payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. The settlement price can be no lower than $84.04 and no higher than $114.50 per common share.

     In February 2000, the Company entered into a hedging contract for 100,000 shares of Software.com common stock. The maturity date for the contract is February 25, 2001. Upon maturity, the Company will receive payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. The settlement price can be no lower than $84.60 and no higher than $115.90 per common share.

     On August 9, 2000, Software.com and Phone.com announced their plans to merge. Each Software.com shareholder will be entitled to receive 1.6105 Phone.com shares. The merger is expected to be accounted for as a pooling and is intended to be tax-free to shareholders of both companies. On October 26, 2000, the Company entered into two hedging contracts for Phone.com shares effectively rolling over its hedging contracts of Software.com common shares. The contracts are adjusted to equivalent Phone.com shares and pricing and maintain the same terms as the original contracts with the exception of maturities. The hedging contract for 483,150 Phone.com shares matures on March 19, 2001 and the settlement price can be no lower than $52.18 and no higher than $71.09 per common share. The hedging contract for 161,050 Phone.com shares matures on April 9, 2001. The settlement price can be no lower than $52.53 and no higher than $71.96 per common share.

G.   SALE OF EQUITY BY SWITCHBOARD

     On March 7, 2000, Switchboard sold, at an initial public offering price of $15.00 per share, 5,500,000 shares of its common stock. On April 6, 2000, Switchboard sold, at $15.00 per share, an additional 825,000 shares of its common stock pursuant to the March 31, 2000 exercise of the underwriters' over-allotment option in full. The aggregate gross proceeds raised in the offering were $94,900,000. Total expenses in connection with the offering were approximately $8,600,000, of which $6,600,000 was for underwriting discounts and commissions and $2,000,000 was for professional services and other expenses. Switchboard's net proceeds from the offering were approximately $86,300,000, of which $74,800,000 was received in March 2000 and $11,500,000 was received in April 2000.

                                EPRESENCE, INC.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

SERVICES REVENUES

Total Services revenues from continuing operations for the three-month period ended September 30, 2000 were $17.0 million, which represented a $7.1 million, or 72%, increase when compared to the corresponding period in 1999. Total Services revenues for the nine-month period ended September 30, 2000 were $43.6 million, which represented a $17.2 million, or 65%, increase when compared to the corresponding period in 1999. These increases were primarily due to revenues generated from consulting services due to an increase in customer engagements, particularly in web-site design and implementation, network integration, application integration, directory and security planning and in part due to two acquisitions in the first six months of 2000. International revenues for the three-month and nine-month periods ended September 30, 2000 were $2.8 million and $6.7 million, respectively, as compared to $3.1 million and $8.4 million, respectively, for the corresponding periods in 1999. The decreases in our international revenues in 2000 were primarily due to the sale of our French subsidiary in January 2000 and the closing of our Malaysian and Japanese offices in 1999.

SERVICES GROSS PROFIT

Gross profits for Services were 45%, or $7.6 million, and 45%, or $19.8 million, for the three-month and nine-month periods ended September 30, 2000, respectively, compared with 37%, or $3.6 million, and 39%, or $10.4 million, for the corresponding periods in 1999. The increases in gross profit dollars and percentages were primarily due to increases in revenues from consulting services and improved billing rates, offset in part by an increase in delivery personnel and related costs to expand consulting services.

SERVICES OPERATING EXPENSES

Sales and marketing expenses for Services of $6.0 million and $14.6 million for the three-month and nine-month periods ended September 30, 2000, respectively, represented increases of 148% and 89% compared to the corresponding periods in 1999. These increases were due primarily to increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, which increased due to higher revenues. Additionally, we incurred approximately $1.4 million of corporate rebranding expense in the three-month period ended September 30, 2000 relating to the change of the Company's name to ePresence. We anticipate additional promotional spending through the quarter ending March 31, 2001 of approximately $1.0 million to $1.5 million related to branding the ePresence name. Sales and marketing expenses as a percentage of Services revenues were 35% and 33% for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to 25% and 29% for the corresponding periods in 1999.

General and administrative expenses for Services of $3.8 million and $10.8 million for the three-month and nine-month periods ended September 30, 2000, respectively, represented increases of 25% and 20% when compared to the corresponding periods in 1999. These increases were due primarily to additional recruiting and training expenses related to the staffing of our expanding consulting services activities. General and administrative expenses as a percentage of Services revenues were 22% and 25% for the three-month and nine-month periods ended September 30, 2000, as compared to 31% and 34% for the corresponding periods in 1999.

Amortization of goodwill expenses for Services were $0.7 million and $1.5 million for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to none in the corresponding periods in 1999. These increases were due to two acquisitions of e-business services companies in the first and second quarters of 2000. Amortization of goodwill expenses as a percentage of Services revenues were 4% and 3% for the three-month and nine-month periods ended September 30, 2000, as compared to none for the corresponding periods in 1999.

SWITCHBOARD REVENUES

Total revenues from Switchboard included in consolidation in our continuing operations for the three-month period ended September 30, 2000 were $5.7 million, which represented a $3.4 million, or 149%, increase when compared to the corresponding period in 1999. Total revenues for the nine-month period ended September 30, 2000 were $14.3 million, which represented a $9.0 million, or 171%, increase when compared to the corresponding period in 1999. The increases in Switchboard revenues were due primarily to an increase in national advertising revenue and merchant services revenue.

SWITCHBOARD GROSS PROFIT

Gross profits for Switchboard were 83% or $4.7 million, and 79%, or $11.3 million for the three-month and nine-month periods ended September 30, 2000, respectively, compared with 73%, or $1.7 million and 81%, or $4.2 million, for the corresponding periods in 1999. These increases in gross profit dollars were due primarily to increases in revenues offset in part by increases in amortization of deferred project costs, Web service fees in connection with the merchant aggregation program and data communication costs to support the Switchboard website.

SWITCHBOARD OPERATING EXPENSES

Sales and marketing expenses for Switchboard of $6.9 million and $21.3 million for the three-month and nine-month periods ended September 30, 2000, respectively, represented increases of 187% and 372% compared to the corresponding periods in 1999. These increases were due primarily to an increase in promotional investment in Switchboard, particularly CBS non-cash advertising and other non-CBS related advertising, intended to increase site traffic. Sales and marketing expenses as a percentage of Switchboard revenues were 121% and 149% for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to 105% and 86% for the corresponding periods in 1999.

Product development expenses for Switchboard of $0.9 million and $2.4 million for the three-month and nine-month periods ended September 30, 2000, respectively, represented increases of 99% and 80%, respectively, over the corresponding periods in 1999. These increases were due primarily to increases in resources devoted to advancing Switchboard technology and services. Product development expenses as a percentage of Switchboard revenues were approximately 16% and 17% for the three-month and nine-month periods ended September 30, 2000, respectively, as compared to 21% and 26% for the three-month and nine-month periods ended September 30, 1999. There were no software development amounts capitalized during the nine-month periods ended September 30, 2000 and 1999.

General and administrative expenses for Switchboard of $0.9 million and $2.4 million for the three-month and nine-month periods ended September 30, 2000, respectively, represented increases of 73% and 101% when compared to the corresponding periods in 1999. These increases were due primarily to additional staffing. General and administrative expenses as a percentage of Switchboard revenues were 15% and 17% for the three-month and nine-month periods ended September 30, 2000, as compared to 22% and 23% for the corresponding periods in 1999.

CONSOLIDATED OTHER INCOME/(EXPENSE) AND INCOME TAXES

Consolidated other income and expense was $3.4 million and $55.4 million for the three-month and nine-month periods ended September 30, 2000, compared to $1.0 million and $5.2 million for the same periods in 1999. The Company recognized gains on sales of Software.com stock of approximately $44.6 million and $4.0 million for the nine months periods ended September 30, 2000 and 1999, respectively. For the three-month and nine-month periods ended
September 30, 2000 the Company had greater funds available for investment, primarily due to the sales of Software.com stock and proceeds raised for Switchboard in its initial public offering, as compared to the corresponding periods in the prior year.

Our effective tax rate for the three months ended September 30, 2000 was 48%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes, as Switchboard net losses are not included in our tax return, upon our percentage ownership change on June 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three months ended September 30, 1999 due to our previously recorded net operating losses.

OTHER

In the fourth quarter of 1999, our Board of Directors approved a plan to exit our software business and to focus on Services and Switchboard business as our sole operating units. Included in the fourth quarter of 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax. Net operating losses, net of tax, totaling approximately $2.5 million from discontinued operations for the nine months ended September 30, 2000 have been netted against the reserve established in the Company's 1999 operating results for the disposal of its software business.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $112.4 million at December 31, 1999 to $166.2 million at September 30, 2000. At September 30, 2000, cash and cash equivalents combined with marketable securities were $178.2 million, compared with $130.8 million at December 31, 1999. Cash and cash equivalents increased $27.9 million resulting in a cash balance of $57.8 million at September 30, 2000. This increase was due primarily to $86.3 million raised from Switchboard's sale of equity in its initial public offering and $45.3 million in proceeds generated from the sale by us of marketable securities. These increases were offset in part by $45.0 million in net purchases of marketable securities, $25.9 million for the acquisitions of two privately held services companies and other various operating, investing and financing activities. At September 30, 2000, the Company held $91.6 million and Switchboard held $86.6 million in cash and marketable securities, respectively, for use in their respective businesses.

During the three-months ended March 31, 2000, we sold 491,202 shares of Software.com's common stock resulting in net proceeds of approximately
$45.3 million and a net realized gain of approximately $44.6 million.
At June 30, 2000, we owned 400,000 shares of Software.com. During January and February of 2000, we entered into hedging contracts for the remaining 400,000 shares of Software.com common stock. On August 9, 2000, Software.com and Phone.com announced their plans to merge. Pursuant to the terms announced, each Software.com shareholder will be entitled to receive 1.6105 Phone.com shares, the merger is expected to be accounted for as a pooling and is intended to be tax-free to shareholders of both companies. On October 26, 2000, we entered into two hedging contracts for Phone.com shares effectively rolling over its hedging contracts of Software.com common shares. These contracts are adjusted to equivalent Phone.com shares and pricing and maintain the same terms as the original contracts with the exception of maturities. The hedging contract for 483,150 Phone.com shares matures on March 19, 2001 and the hedging contract for 161,050 Phone.com shares matures on April 9, 2001.

If held to maturity, on March 19, 2001, we will receive payment for the value of Phone.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including the maturity date with a settlement price not lower than $52.18 or not higher than $71.09 per share for the first 300,000 shares. If held to maturity, on April 9, 2001, we will receive payment for the value of Phone.com common shares based upon the average closing price of the five consecutive trading days prior to and including the maturity date with a settlement price not lower than $52.53 or not higher than $71.96 per share for the remaining 100,000 shares.

On January 11, 1999, we announced a strategic alliance with Microsoft Corporation ("Microsoft"). As part of the agreement, Microsoft has committed to contributing $10.0 million to us over a three-year period to fund the training of at least 500 professionals, marketing and development costs and the purchase of a warrant to purchase 1.75 million shares of our Common Stock. The first of three payments to be made by Microsoft to us was received in January 1999 in the amount of $5.9 million. The second payment of $2.5 million was received in December 1999. The remaining payment of $1.6 million is scheduled to be received on or before December 31, 2000.

In January 2000, we acquired ePresence Web Consulting, Inc. (formerly ePresence, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10.0 million in cash and the issuance of shares of our common stock based on the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13.75 million. The acquisition is accounted for, assuming the achievement of the performance measures, using the purchase method of accounting.

In May 2000, we acquired ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.), a privately held e-business services company based in Clark, New Jersey, that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30.5 million, excluding transaction expenses, included consideration of $17.5 million in cash, 221,713 shares of common stock valued at $3.0 million and a one-year earnout of $10.0 million contingent on performance. The transaction has been accounted for using the purchase method of accounting.

In March 2000, Switchboard raised approximately $82.5 million, prior to offering expenses, through an initial public offering of its common stock. Subsequently, in April 2000, Switchboard raised an additional $11.5 million, net of expenses, through the sale of the over allotment of shares by its underwriters.

We terminated our line of credit with Foothill Capital Corporation effective September 4, 2000. On October 6, 2000, we entered into a new $10.0 million line of credit agreement with Fleet National Bank.

In general, the Company's obligations under this credit agreement bear interest at the variable base rate per annum. This credit agreement has a three-year term. The line of credit contains covenants relating to the maintenance of financial ratios and limits the payment of cash dividends. We had no borrowings under the line of credit outstanding at September 30, 2000.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next 12 months.


New Accounting Pronouncements:

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

In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") as subsequently amended by SAB 101A and SAB 101B, which is effective no later than the fourth quarter of 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. The Company adopted SAB 101 in the fourth quarter of 1999.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this form 10-Q, including, without limitation, information with respect to our plans and strategy for the business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated rebranding and other expenditures, the intended effects of our discontinuation of the software business and sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

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

In 1999, we announced our intention to acquire additional professional services companies in an attempt to strengthen our expanding consulting services business activities. In 2000, we have effected two acquisitions, described elsewhere herein. Any failure by us to effectively identify and acquire additional companies, integrate and assimilate acquired companies, and any failure of acquired companies to perform as expected, could have a material adverse effect on us.

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

We own 9,802,421 shares of Switchboard's common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard's common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives (including Switchboard's relationship with CBS) and investors' perceptions. Volatility in the trading price of Switchboard's common stock could have a material adverse effect on our financial condition. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard's common stock. If Switchboard's trading price declines, the trading price of our common stock will likely decline, as well.

Switchboard's results of operations are consolidated as part of our results of operations. Switchboard has a history of incurring net losses, expects its net losses to continue throughout 2001 as a result of planned increases in operating expenses and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

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

 . the cost of acquiring, and the availability of, content, including directory information and maps; and

 . Switchboard's expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company's market risk during the three and nine-month periods ended September 30, 2000.

                                EPRESENCE, INC.
                          PART II - OTHER INFORMATION



ITEM 5.   OTHER INFORMATION

(a) On July 21, 2000, David Mahoney resigned from the Board of Directors of the Company.

(b) On November 1, 2000, Robert Burke, Senior Vice President of Worldwide Sales and Services, terminated his employment with the Company.


ITEM 6.   EXHIBITS AND  REPORTS ON FORM 8-K


     (a) The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.


     (b) The Company filed an Amendment to Current Report on Form 8-K/A on July 25, 2000 regarding the acquisition of Strategic Network Designs, Inc. The Company filed no other Form 8-K, during the fiscal quarter for which this report is filed.

                                EPRESENCE, INC.
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EPRESENCE, INC.



Date: November 13, 2000        By:  /s/ Richard M. Spaulding
                                    ------------------------

                                    Richard M. Spaulding
                                    Chief Financial Officer, Treasurer and Clerk
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

EXHIBIT INDEX
-------------



27  Financial Data Schedule.