Form 10-K
period 2000-12-31
EPRESENCE INC
filed 2001-04-02
CIK 888711

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ TO ________________________


                       Commission file number  000-20364

                                ePresence, Inc.
        --------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                                 MASSACHUSETTS
        --------------------------------------------------------------
        (State or Other Jurisdiction of Incorporation or Organization)



                                  04-2798394
        --------------------------------------------------------------
                     (I.R.S. Employer Identification No.)




                               120 FLANDERS ROAD
                         WESTBORO, MASSACHUSETTS 01581
        --------------------------------------------------------------
             (Address and Zip Code of Principal Executive Offices)

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

  The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on a per share fair market value as of March 22, 2001 of $4.313, was approximately $67,354,990. For this purpose, any officer, director or 5% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

  On March 22, 2001, there were 24,086,446 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Specifically identified portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "Annual Report to Shareholders") are incorporated by reference into Part II of this Annual Report on Form 10-K.

(2) Specifically identified portions of the Company's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 in connection with the Company's 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS


  This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the intended effects of our discontinuation of the software business and, our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "will", "believe", "anticipate", "plan", "expect" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results" which is incorporated by reference in Part II of this Annual Report on Form 10-K.
From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.


                                    PART I

ITEM 1.   BUSINESS


GENERAL

  ePresence, Inc. (formerly Banyan Systems Incorporated)("ePresence," the "Company" or the "Registrant") is a leading provider of technology-services from e-infrastructure through web development deployed on leading-edge Internet and
directory technologies.    Our primary service offerings include web site and
web portal design and implementation; directory and security planning, application design and integration; and network integration and optimization.

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

  Directory and security planning, application design and integration allow customers to improve the architecture and performance of their enterprise and Internet infrastructure. Our consultants provide a comprehensive analysis of a customer's enterprise-computing environment including topology, security requirements, client capabilities, application and messaging directory environment, constraints and data ownership. Our consultants also provide a security assessment service, which includes a comprehensive security analysis of a customer's enterprise and Internet infrastructure that assesses critical requirements and efficiencies. The service includes a review of business objectives, a basic security assessment, a threat and risk assessment and a penetration analysis simulating an intruder attack in a safe, controlled way. The customer's directory and security is evaluated and an assessment of available technology products is performed. Our consultants provide customers with a proof of concept where a proposed solution is built, prototyped and tested.

  Network integration and optimization allow customers to achieve improved network performance across multiple platforms. We understand that high availability and performance are the foundation of creating an e-business environment that offers customers, employees and business partners a positive experience. Building and improving infrastructure designs, proactively addressing recurring performance issues and planning for growth all require that organizations have an understanding of the normal operating conditions of their applications and underlying network. We offer personalized, proactive application trending, with expert analysis and recommendations for improving and maintaining overall application performance, underlying network performance, service levels and bandwith utilization.

  A critical element of our strategy is to ensure that customers are provided with consulting services required to build, manage and optimize the network environment using multi-vendor products. Consulting services are generally offered on a customized basis and in certain cases are packaged with other services. When combined with other third party products and services, they are positioned as solution offerings.

  In early 1999, we established a global alliance with Microsoft Corporation to deliver greater business value and increase competitive advantage for enterprise customers. We have developed new services and software tools that increase the interoperability, connectivity and integration among our products and those of Microsoft. As part of the alliance, we have expanded our Microsoft certified network services organization, established Customer Solutions Centers and worked with Microsoft to develop worldwide sales and marketing programs. Under the agreement, Microsoft agreed to provide $10 million over a three-year period for training at least 500 professionals, certain marketing and product development efforts as well as the purchase of 1,750,000 common stock warrants. Microsoft has advanced $8.4 million to the Company.

  In October 1999, we announced a decision to exit our software business and initiated accounting for this business as discontinued operations. Prior to 1999, the largest share of our revenue was derived from our software business. Since 1995, our software revenues had declined primarily due to competitive pressures in the network operating system and electronic messaging markets.

  During 2000, we focused our efforts on strengthening our position in the services marketplace with the acquisition of two services companies and the intital public offering of Switchboard.

  ePresence is a servicemark of the Company. Other trademarks, tradenames and service marks used in this Annual Report on Form 10-K are the property of their respective companies or organizations.


SWITCHBOARD INCORPORATED

  Switchboard Incorporated ("Switchboard"), formerly a majority-owned subsidiary, is a leading Internet-based local merchant network interconnecting consumers, merchants and national advertisers. Through its Web site, Switchboard.com, Switchboard offers users local information about people and businesses across the United States. The Switchboard Web site provides a broad range of functions, content and services designed to connect consumers and businesses on the Internet.

  On March 2, 2000, Switchboard consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard's outstanding common stock. As of March 26, 2001, we own approximately 38% of Switchboard's outstanding common stock. Due to our stock ownership and our control of Switchboard's board of directors during 2000, we consolidated Switchboard's results as part of our financial results. See Note S, Segment informaton, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2000 which are incorporated by reference and included herein in
Exhibit 13.

  In January 2001, ePresence, Viacom and Switchboard terminated the Switchboard Voting Rights Agreement dated as of June 30, 1999. As a result, we no longer control the Switchboard board of directors. Beginning on January 1, 2001, we will account for our investment in Switchboard on the equity method whereby our pro rata share of Switchboard's net (loss) /income will be reflected as a separate line item below (loss)/income form operations as opposed to the consolidated accounting treatment applied in 2000 and prior periods.


CUSTOMERS

  In 2000, we initiated a number of new consulting engagements with leading organizations such as Cingular Interactive, Fiduciary Trust International, and The Turner Corporation. Going forward, we believe Internet-related services will be increasingly important to customers that desire to cost-effectively, securely and reliably extend the reach of their key business applications via the Web.

  Our services customers, which include many Fortune 500 companies, typically are medium to large-size businesses, financial institutions, professional organizations, universities, government entities and not-for-profit organizations with multiple sites dispersed over wide geographic areas.

  For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of our continuing revenue.


SALES AND MARKETING

  We market our services primarily through sales professionals located in North America, Europe and Australia. Our principal U.S. regional offices are based in or near Boston, Dallas, Detroit, New York and Washington, D.C. Internationally, we have regional offices in Canada, Germany, The Netherlands and the United Kingdom. This regional focus, combined with our local service approach, helps us to develop strong market presence and recognition in each of our local markets. Our sales professionals operate through a coordinated process to evaluate prospective customers and secure new engagements.

  Our sales efforts are supplemented by marketing and communications activities that are pursued to build brand and recognition in the marketplace. These activities include a public relations program, attendance at industry conferences and business events, sales and marketing materials, public speaking oppurtunities and training and branding our solutions selling model.

  We have established alliances, including with the following companies, to support our services solutions selling: ATG, Business Layers, Commvault, Dell, EMC, Fastlane, IBM, Interwoven, iPlanet (a Sun-Netscape Alliance), Microsoft, Netegrity, Netscout, Screaming Media, and Vignette.


COMPETITION

  The services business is highly fragmented and increasingly competitive with no dominant set of Internet consulting or integration companies worldwide that we directly compete against. We believe that we currently compete principally with consulting and integration firms, application vendors and internal information systems groups. Many of these companies have greater financial, technical and marketing resources than we have and generate greater revenues and have greater name recognition than us. In addition, there are relatively low barriers to entry into our markets, and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

EMPLOYEES

  At December 31, 2000, we employed 400 persons, including 353 in sales, marketing, professional services delivery and related activities, 44 in finance, legal, administration, and human resources and 3 in our discontinued software business. In addition, Switchboard employed 93 persons as of such date. We have no collective bargaining agreement with respect to our employees. We believe that our relations with employees are good. See Note S, Segment Information, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2000 which are incorporated by reference and included herein in
Exhibit 13.

INTERNATIONAL OPERATIONS

  See Note S, Segment Information, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2000 which are incorporated by reference and included herein in Exhibit 13.



ITEM 2.   PROPERTIES

  Our principal administrative and sales and marketing facilities are located in Westboro, Massachusetts and consist of approximately 79,203 square feet under a lease that expires on July 31, 2005, with an aggregate annual base rent of approximately $423,744. We sublease aproximately 25,448 square feet of this space to Switchboard, under a sublease that expires on December 31, 2002, with an aggregate annual base rental income of approximately $518,000. We lease and occupy sales offices in 23 additional locations throughout the United States, Canada and Europe.


ITEM 3.   LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers as of March 27, 2001 were as follows:

NAME                   Age   Position
----                   ---   --------
William P. Ferry         48  President and Chief Executive Officer

Anthony J. Bellantuoni   49  Senior Vice President, Human Resources

Rodney Jackson           50  Senior Vice President and General Manager, Americas

Scott Silk               43  Senior Vice President, Marketing and Business
                             Development

Richard M. Spaulding     41  Senior Vice President and Chief Financial Officer,
                             Treasurer and Clerk


  Mr. Ferry, President and Chief Executive Officer, joined the Company in February 1997. Mr. Ferry has been Chairman of the Board since October 1997 and has been a director of the Company and served as President and Chief Executive Officer since joining the Company. Mr. Ferry has served as a Director and Officer of Switchboard since March 1997 and has been Switchboard's Chairman of the Board since February 1998. From August 1990 to February 1997, he served in various management capacities at Wang Laboratories, Inc., a global network and desktop integrating and services company, including President, Services Division from July 1994 to February 1997 and Senior Vice President and General Manager, North American Operations from January 1993 to July 1994. Mr. Ferry's professional experience also includes executive positions at Digital Equipment Corporation and Texas Instruments.

  Mr. Bellantuoni, Senior Vice President of Human Resources, joined the Company in July 1997. Prior to joining the Company, Mr. Bellantuoni was Vice President of Human Resources at Wang Laboratories, Inc., a global network and desktop integrating and services company, from 1993 to 1997. Mr. Bellantuoni also held various senior management positions at Wang Laboratories, Inc. from 1979 to his appointment as Vice President in 1993.

  Mr. Jackson, Senior Vice President and General Manager, Americas, joined the Company in August 1999. Prior to joining the Company, Mr. Jackson was Vice President, Worldwide Financial Services Industry Practice at Compaq Computer Corporation (formerly Digital Equipment Corporation), a global supplier of computing systems and solutions, from 1998 to July 1999. Mr. Jackson was Vice President, Worldwide Network and Systems Integration Services Business Operations at Digital Equipment Corporation from 1996 to 1998. Mr. Jackson also held various senior management positions at Digital Equipment Corporation from 1980 to 1996.

  Mr. Silk, Senior Vice President of Marketing and Business Development, joined the Company in January 1999. Prior to joining the Company, Mr. Silk was President of North American Operations and Vice President of Worldwide Marketing at Gentia Software, a software company specializing in data warehousing and analytical applications, from January 1997 to January 1999. In 1996, Mr. Silk was Vice President of Sales and Marketing at Actium Corporation, a systems integration firm. From 1980 to 1995, he held a variety of senior level sales, marketing and general management positions at Unisys Corporation.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

  Information with respect to this item may be found in the section captioned "Supplementary Data-Selected Financial Data" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Supplementary Data-Selected Financial Data" appearing in the Annual Report to Shareholders. Such information is incorporated herein by reference.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item may be found in the section captioned "Supplementary Data-Selected Financial Data" appearing in the Annual Report to shareholders and in the consolidated financial statements and schedules referred to in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules filed as part of this 10-K. Such information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

  The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A, with respect to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Except as provided below, information with respect to this item will appear in the sections captioned "Proposal 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2001 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

  Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation" and "Certain Relationships and Related Transactions" appearing in the 2001 Proxy Statement. Such information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 2001 Proxy Statement. Such information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item will appear in the section captioned "Certain Relationships and Related Transactions" appearing in the 2001 Proxy Statement. Such information is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

  1. Consolidated Financial Statements:

     . Consolidated Balance Sheets as of December 31, 2000 and 1999.

     . Consolidated Statements of Operations for the years ended December 31,
       2000, 1999, and 1998.

     . Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 2000, 1999 and 1998.

     . Consolidated Statements of Cash Flows for the years ended December 31,
       2000, 1999 and 1998.

     . Notes to Consolidated Financial Statements.

     . Report of Independent Accountants for the years ended December 31,
       2000, 1999 and 1998.

  2. Consolidated Financial Statement Schedules:

     . Report of Independent Accountants.

     . Schedule II--Valuation and Qualifying Accounts.

     . Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

  3. Listing of Exhibits:

     . The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which
       Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are being incorporated by reference herein and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

(b) The Company filed an Analysts Presentation under Item 9 on Form 8-K on November 7, 2000. No other reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2000.

                                  SCHEDULE II

                                ePresence, Inc.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (DOLLARS IN THOUSANDS)



                                                                  BALANCE   ADDITIONS
                                                                    AT      CHARGED TO               BALANCE
                                                                 BEGINNING  COSTS AND                AT END
                          DESCRIPTION                            OF PERIOD   EXPENSES   DEDUCTIONS  OF PERIOD
                          -----------                            ---------  ----------  ----------  ---------
Year ended December 31, 2000

  Reserve for price, sales and doubtful account allowance......     $  869      $  654      $  245     $1,278

Year ended December 31, 1999

  Reserve for price, sales and doubtful account allowance......     $2,917      $  834      $2,882     $  869

Year ended December 31, 1998:

  Reserve for price, sales and doubtful account allowance......     $3,721      $1,177      $1,981     $2,917


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ePresence, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing on page 25 of the 2000 Annual Report to Shareholders of ePresence, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule noted in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                 EXHIBIT INDEX


NUMBER      TITLE OF DOCUMENT
------      -----------------
2(3)        Stock Purchase Agreement by and among the Registrant, Strategic
            Network Designs, Inc. and the Stockholders of Strategic Network
            Designs, Inc., dated May 11, 2000.

2A          Amendment to Stock Purchase Agreement among the Company, David R.
            Rovner and Ranjan Sinja, individually and as the Stockholders'
            Representative of the stockholders of ePresence CRM, Inc. (formerly
            Strategic Network Designs, Inc.).

3.1(2)      Second Amended and Restated Articles of Organization of the
            Registrant.

3.2(16)     Articles of Amendment to Second Amended and Restated Articles of
            Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.

3.3(1)      Amended and Restated By-Laws of the Registrant.

3.3A(14)    Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

10.1+(8)    Second Amended and Restated 1984 Incentive Stock Option Plan.

10.2+(8)    Second Amended and Restated 1984 Non-Qualified Stock Option Plan.

10.3+(15)   1992 Stock Incentive Plan, as amended.

10.3A+(10)  Form of Incentive Stock Option for grant under the 1992 Stock
            Incentive Plan, as amended.

10.3B+(10)  Form of Non-Qualified Stock Option for grant under the 1992 Stock
            Incentive Plan, as amended.

10.3C+      Revised form of Incentive Stock Option for grant under the 1992
            Stock Incentive Plan, as amended.

10.3D+      Revised form of Non-Qualified Stock Option for grant under the 1992
            Stock Incentive Plan, as amended.

10.4+(15)   1992 Director Stock Option Plan, as amended.

10.5(17)    Deferred Compensation Plan of the Registrant.

10.6+(4)(5) Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry, as amended.

10.6A+(9)   Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+(14)  Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and William P. Ferry.

10.6C+      Amendment No. 4 dated as of November 16, 2000 to Employment
            Agreement between the Registrant and William P. Ferry.


NUMBER      TITLE OF DOCUMENT
------      -----------------
10.7(1)     Real Estate Sublease dated June 19, 1991, as amended to date, between the Registrant and Sytron Corporation.

10.8(1) Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB Westboro C Limited Partnership, a Texas
            Limited Partnership.

10.8A(9)    Amendment to Lease Agreement dated April 21, 1993 between the
            Registrant and CB Westboro C Limited Partnership, a Texas Limited
            Partnership.

10.8B       Amendment to Lease Agreement dated July 22, 1994 between the
            Registrant and CB Westboro C Limited Partnership, a Texas Limited
            Partnership.

10.8C       Amendment to Lease Agreement dated September 19, 1995 between the
            Registrant and Commonwealth Westboro Limited Partnership, a
            Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

10.9(1)(9)  Lease Agreement dated November 14, 1986, as amended to date, between the Registrant and Aetna Real Estate Associated, L.P. (as assignee of Flanders Realty Trust).

10.9A(9)    Amendment to Lease Agreement dated April 1, 1993 between the
            Registrant and Aetna Real Estate, L.P. (as assignee of Flanders
            Realty Trust).

10.9B(8)    Fifth Lease Extension and Modification Agreement made as of
            October 15, 1997 between Aetna Real Estate Associates and the
            Registrant.

10.10(6) Securities Issuance Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Registrant.

10.10A Amendment Number One to Securities Issuance Agreement, by and between Foothill Capital Corporation and the Registrant.

10.11(6)    Form of Warrant issued by the Registrant to Foothill Capital
            Corporation.

10.12(7)    Preferred Stock and Warrant Purchase Agreement dated as of March 5,
            1998 between the Registrant and HarbourVest Partners V-Direct Fund
            L.P.

10.13(16)   Common Stock Purchase Warrant issued to HarbourVest Venture Partners
            V-Direct Fund L.P. on June 30, 2000, replacing the Series B
            Convertible Preferred Stock Purchase Warrant, dated as of March 5,
            1998.

10.14(16)   Common Stock Purchase Warrant issued to HarbourVest Venture Partners
            V-Direct Fund L.P. on June 30, 2000, replacing the Series C
            Convertible Preferred Stock Purchase Warrant, dated as of March 5,
            1998.

10.15+(9)   Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Richard M. Spaulding.

10.16+(9)   Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.17+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.



NUMBER      TITLE OF DOCUMENT
------      -----------------
10.18+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.

10.19+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.20*(11)  Alliance Agreement dated January 8, 1999 between the Registrant and
            Microsoft Corporation.

10.21(11)   Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.

10.22(11)   Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

10.23+(11)  Employment Letter dated as of January 15, 1999 between the
            Registrant and Scott G. Silk.

10.24+(11)  Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to William P. Ferry.

10.25+(11)  Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to Anthony J. Bellantuoni.

10.26(12)   Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard Incorporated, the Registrant and CBS
            Corporation, as amended.

10.26A(13)  Amendment No. 2 to Common Stock and Warrant Purchase Agreement by
            and among Switchboard Incorporated, the Registrant and CBS
            Corporation, effective as of July 1, 1999.

10.27*(12)  Common Stock Purchase Warrant issued by Switchboard Incorporated to
            CBS Corporation on June 30, 1999.

10.28*(12)  Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.29(12)   License Agreement dated as of June 30, 1999 by and between CBS
            Corporation and Switchboard Incorporated.

10.30(12)   Warrant Purchase Agreement dated as of June 1, 1999 by and between the Registrant and CBS  Corporation.

10.31(12)   Common Stock Purchase Warrant issued by the Registrant to CBS
            Corporation on June 30, 1999.

10.32+(14)  Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to William P. Ferry.

10.33+(14)  Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to William P. Ferry.

10.34+(14)  Executive Officer Restricted Stock Agreement dated October 8,
            1999 between the Registrant and Scott G. Silk.

10.35(16)   Promissory Note issued to the Company by William P. Ferry, dated
            May 5, 2000.



NUMBER      TITLE OF DOCUMENT
------      -----------------
10.36(16)   Secured Promissory Note issued to the Company by Richard M.
            Spaulding, dated May 5, 2000.

10.37(16)   Secured Promissory Note issued to the Company by Anthony J.
            Bellantuoni, dated May 5, 2000.

10.38(16)   Pledge Agreement between the Company and Richard M. Spaulding, dated
            May 5, 2000.

10.39(16)   Pledge Agreement between the Company and Anthony J. Bellantuoni, dated May 5, 2000.

10.40       Credit Agreement between the Company and Fleet National Bank, dated
            October 6, 2000, as amended.

10.41 Security Agreement by the Company in favor of Fleet National Bank, dated October 6, 2000.

10.42       Pledge Agreement between the Company and Fleet National Bank, dated
            October 6, 2000.

10.43       Corporate Officer Restricted Stock Agreement between the Company and
            William P. Ferry, dated December 21, 2000.

10.44       Corporate Officer Restricted Stock Agreement between the Company and
            William P. Ferry, dated December 21, 2000.

10.45       Corporate Officer Restricted Stock Agreement between the Company and
            Richard M. Spaulding, dated December 1, 2000.

10.46       Corporate Officer Restricted Stock Agreement between the Company and
            Anthony J. Bellantuoni, dated December 1, 2000.

10.47       Corporate Officer Restricted Stock Agreement between the Company and
            Scott G. Silk, dated December 1, 2000.

10.48       Secured Promissory Note issued to the Company by Scott Silk, dated
            October 8, 2000.

10.49 Secured Promissory Note issued to the Company by Richard Spaulding, dated October 16, 2000.

10.50       Secured Promissory Note issued to the Company by Anthony
            Bellantuoni, dated October 16, 2000.

10.51       Pledge Agreement between the Company and Scott Silk, dated
            October 8, 2000.

10.52       Pledge Agreement between the Company and Richard Spaulding, dated
            October 16, 2000.

10.53       Pledge Agreement between the Company and Anthony Bellantuoni, dated
            October 16, 2000.

10.54       Promissory Note issued to the Company by William P. Ferry, dated
            November 16, 2000.

10.55       Promissory Note issued to the Company by William P. Ferry, dated
            December 21, 2000.

10.56 Termination of Stockholders' Voting Agreement by and among the Company, Switchboard Incorporated and Viacom Inc. (formerly CBS
            Corporation), dated January 1, 2001.

10.57       Non-Qualified Stock Option Agreement between the Company and William
            P. Ferry, dated January 25, 2001.



NUMBER      TITLE OF DOCUMENT
------      -----------------
13          Selected portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (which is not deemed to be
            "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

21          Subsidiaries of the Registrant.

23          Consent of PricewaterhouseCoopers LLP.
---------------
+           Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

* Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)         Incorporated herein by reference to the exhibits to the Registrant's
            Registration statement on Form S-1 (File No. 33-49194).

(2)         Incorporated herein by reference to the exhibits to the Registrant's
            Registration statement on Form S-8 (File No. 33-54140).

(3)         Incorporated herein by reference to the exhibits to the Registrant's
            Current Report on Form 8-K, filed May 25, 2000.

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

(9)         Incorporated herein by reference to the exhibits to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10)        Incorporated herein by reference to the exhibits to the Registrant's
            Registration Statement on Form S-8 (File No. 333-70553).

(11)        Incorporated herein by reference to the exhibits to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(12)        Incorporated herein by reference to the exhibits to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.



NUMBER      TITLE OF DOCUMENT
------      -----------------
(13)        Incorporated herein by reference to Exhibit 10.4A to Switchboard
            Incorporated's Registration Statement on Form S-1 (File No. 333-
            90013), filed on October 29, 1999, as amended.

(14)        Incorporated herein by reference to the exhibits to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 30, 2000.

(15)        Incorporated herein by reference to the exhibits to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(16)        Incorporated herein by reference to the exhibits to the Registrant's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(17)        Incorporated herein by reference to the exhibits to the Registrant's
            Registration Statement on Form S-8, filed June 22, 2000 (File No.
            333-39860).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001

/s/ Richard M. Spaulding
------------------------
By: Richard M. Spaulding
Senior Vice President and Chief Financial Officer,
Treasurer and Clerk
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                                    Date
----                        -----                                    ----

/s/ William P. Ferry        Chairman of the Board, President      March 29, 2001
--------------------------  and Chief Executive Officer
William P. Ferry            (Principal Executive Officer)


/s/ Richard M. Spaulding    Senior Vice President, Chief          March 29, 2001
--------------------------  Financial Officer and
Richard M. Spaulding        Treasurer (Principal Financial
                            and Principal Accounting Officer)


/s/ John F. Burton          Director                              March 29, 2001
--------------------------
John F. Burton

/s/ Albert A. Notini        Director                              March 29, 2001
--------------------------
Albert A. Notini

/s/ John J. Rando           Director                              March 29, 2001
--------------------------
John J. Rando

/s/ Fontaine K. Richardson  Director                              March 29, 2001
--------------------------
Fontaine K. Richardson

/s/ Robert M. Wadsworth     Director                              March 29, 2001
--------------------------
Robert M. Wadsworth