Form 10-Q
period 2001-03-31
EPRESENCE INC
filed 2001-05-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10 - Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001            Commission File Number 000-20364

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

Yes     X          No
     --------          --------

Number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2001:

              Class                            Number of Shares Outstanding
--------------------------------------         -----------------------------
Common Stock, par value $.01 per share                 23,911,783

                                EPRESENCE, INC.


                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets                                 3
                March 31, 2001 and December 31, 2000

                Consolidated Statements of Operations                       4
                Three months ended March 31, 2001 and 2000

                Consolidated Statements of Cash Flows                       5
                Three months ended March 31, 2001 and 2000

                Notes to Consolidated Financial Statements                  6

     Item 2.    Management's Discussion and Analysis of Financial           9
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About             14
                Market Risk


PART II.  OTHER INFORMATION

     Item 2.    Changes in Securities and Use of Proceeds                  14

     Item 6.    Exhibits and Reports on Form 8-K                           15

SIGNATURE                                                                  16

EXHIBIT INDEX                                                              17


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

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
           --------------------

                                EPRESENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                              (See Note F)
                               ASSETS                                           March             December      December
                                                                               31, 2001           31, 2000      31, 2000
                                                                                                                Pro forma
                                                                             ----------          ----------   ------------
 Current assets:
  Cash and cash equivalents                                                     $ 35,750          $ 39,726       $ 20,953
  Marketable securities                                                           12,939           104,207         52,210
    Accounts receivable, less allowances of  $1,318, $869 and $876,
          respectively                                                            15,476            20,016         12,867
  Other current assets                                                             8,508            14,293          6,813
                                                                                --------          --------       --------
      Total current assets                                                        72,673           178,242         92,843
Property and equipment, net                                                        4,744             5,636          4,207
Marketable securities                                                             22,743             8,249          8,249
Deferred tax asset                                                                 5,100            13,265         13,265
Goodwill, net of accumulated amortization of $2,961, $2,263 and $2,217,
   respectively                                                                   26,923            29,330         27,090
Investment in unconsolidated affiliate                                            32,925                --         34,658
Other assets, net of accumulated amortization of $0, $876 and $0,
   respectively                                                                       17             9,708            218
                                                                                --------          --------       --------
           Total assets                                                         $165,125          $244,430       $180,530
                                                                                ========          ========       ========
                 LIABILITIES
Current liabilities:
  Accounts payable                                                              $  4,212          $  4,561       $  3,273
    Accrued compensation                                                           3,650             5,136          4,402
  Accrued expenses                                                                 4,456             7,577          5,077
  Income taxes payable                                                             6,888               737            737
  Deferred revenue                                                                 3,175             4,723          3,211
  Long-term debt, current portion                                                    200                --            204
                                                                                --------          --------       --------
           Total current liabilities                                              22,581            22,734         16,904
Long-term debt                                                                        --             2,000             --
Deferred tax liability                                                               416            13,947         13,947
Minority interests in consolidated subsidiaries                                       --            56,070             --

SHAREHOLDERS'  EQUITY
Common stock, $.01 par value; authorized 100,000,000 shares; issued
 and outstanding 26,272,816 and 26,063,646 shares, respectively                      263               261            261

Additional paid-in capital                                                       146,842           144,725        145,093
Unearned compensation                                                             (2,222)           (2,743)        (2,743)
Accumulated earnings                                                              27,652            11,619         11,619
Accumulated other comprehensive income                                               284            24,547         24,179
Treasury stock at cost; 2,235,500 shares                                         (30,691)          (28,730)       (28,730)
                                                                                --------          --------       --------
          Total shareholders' equity                                             142,128           149,679        149,679
                                                                                --------          --------       --------
      Total liabilities and shareholders' equity                                $165,125          $244,430       $180,530
                                                                                ========          ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                EPRESENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               Three Months Ended March 31,

                                                                                     (See Note F)
                                                          ------------------------   ------------
                                                               2001       2000           2000
                                                                                       Pro forma
                                                          ------------------------   ------------
Revenues                                                     $15,967      $15,869       $12,051
Cost of services                                              10,449        7,517         6,601
                                                             -------      -------       -------
Gross profit                                                   5,518        8,352         5,450
Operating expenses:
  Sales and marketing                                          5,296       12,714         3,979
  General and administrative                                   4,196        4,104         3,378
  Product development                                             --          613            --
  Amortization of goodwill and intangibles                       743          236           236
                                                             -------      -------       -------
     Total operating expenses                                 10,235       17,667         7,593
                                                             -------      -------       -------
Operating loss from operations                                (4,717)      (9,315)       (2,143)
Other income/(expense):
  Interest income                                                842          990           681
  Interest expense                                                (5)         (30)           (2)
  Other, net                                                  37,551       47,461        44,288
                                                             -------      -------       -------
     Total other income                                       38,388       48,421        44,967
                                                             -------      -------       -------
Income from operations before income taxes and
  loss from unconsolidated affiliate                          33,671       39,106        42,824
Loss from unconsolidated affiliate                            (2,838)          --        (3,725)
                                                             -------      -------       -------
Income before income taxes                                    30,833       39,106        39,099
Provision for income taxes                                    14,800       18,778        18,771
                                                             -------      -------       -------
Net income                                                   $16,033      $20,328       $20,328
                                                             =======      =======       =======
Net income per share:
 Basic                                                       $  0.68      $  0.88       $  0.88
 Diluted                                                     $  0.64      $  0.73       $  0.73
 Weighted average number of common shares:
  Basic                                                       23,588       23,218        23,218
  Diluted                                                     25,042       27,910        27,910


   The accompanying notes are an integral part of the consolidated financial statements.

                                EPRESENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Three Months Ended March 31,

                                                                                        (See Note F)
                                                                 ---------------------  -------------
                                                                    2001       2000         2000
                                                                                          pro forma
                                                                 ---------------------  -------------
  Cash flows from operating activities:
  Net income                                                      $ 16,033   $ 20,328     $ 20,328
  Adjustments to reconcile net income to net
   cash (used in)/provided by operating activities:
     Gain on sale of investments                                   (38,678)   (44,556)     (44,556)
     Depreciation and amortization                                   1,438        603          551
     Investment in unconsolidated affiliate                          1,733         --        2,968
     Minority interest                                                  --     (1,828)          --
     Non-cash advertising and promotion                                 --      6,031           --
     Loss on disposal of assets                                        426         --           --
     Loss on sale of subsidiary                                        828         --           --
     Amortization of unearned compensation                             521        198          198
     Deferred income taxes                                          (5,366)    (1,489)      (1,489)
     Changes in operating assets and liabilities:
       Accounts receivable                                          (3,133)     2,459        2,911
       Other current assets                                         (1,881)    (1,877)      (1,264)
       Other non-current assets                                       (376)       250            6
       Accounts payable and accrued compensation and expenses        5,149      5,131        4,043
       Deferred revenue                                                  4      1,851          421
                                                                  --------   --------     --------
  Net cash (used in) operating activities                          (23,302)   (12,899)     (15,883)

  Cash flows from investing activities:
     Capital expenditures                                           (1,157)      (966)        (818)
     Proceeds from investment                                       39,266     45,278       45,278
     Goodwill                                                           --     (8,931)      (8,931)
     Proceeds from marketable securities, net                          468    (59,557)      16,237
                                                                  --------   --------     --------
  Net cash provided by/(used in) investing activities               38,577    (24,176)      51,766

  Cash flows from financing activities:
     Sale of equity in subsidiary, net                                  --     75,333           --
     Purchase of treasury stock                                     (1,961)        --           --
     Proceeds from stock plan purchases, stock options
       and warrants                                                  1,707        325        2,576
                                                                  --------   --------     --------
  Net cash (used in)/provided by financing activities                 (254)    75,658        2,576

  Effect of exchange rate changes on cash and cash equivalents        (224)        59           59
                                                                  --------   --------     --------

  Net increase in cash and cash equivalents                         14,797     38,642       38,518
  Cash and cash equivalents at beginning of the period              20,953     29,920       26,453
                                                                  --------   --------     --------
  Cash and cash equivalents at end of the period                  $ 35,750   $ 68,562     $ 64,971
                                                                  ========   ========     ========
Supplemental Disclosures of Cash Flow Information:
  Non-cash operating activity:
     Non-shareholder change in equity of
     unconsolidated affiliate                                     $  1,105         --     $    757
  Non-cash investing activity:
     Issuance of stock related to acquisition                     $    577         --           --

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation:

     The accompanying unaudited consolidated financial statements include the accounts of ePresence, Inc. (the "Company") and its subsidiaries as of March 31, 2001, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders and Annual Report on Form 10-K.

     The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

     In March 2000, Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post offering the Company owned approximately 41% of Switchboard's outstanding common stock. At March 31, 2001, the Company owned approximately 38% of Switchboard's outstanding common stock. Due to the Company's prior control of the Switchboard board of directors through a voting agreement that allowed the company to have a majority vote, Switchboard's results were consolidated as part of the Company's financial results through December 31, 2000. In January 2001, the Company, Viacom and Switchboard agreed to terminate the Switchboard Voting Rights Agreement dated as of June 30, 1999. As a result, the Company no longer controls the Switchboard board of directors.

     Accordingly, on January 1, 2001, the Company began accounting for its investment in Switchboard under the equity method. As a result, the Company's pro rata share of Switchboard's net loss for the three months ended March 31, 2001 is in the Company's consolidated statement of operations for the three months ended March 31, 2001. The Company's pro rata share of Switchboard's equity at March 31, 2001 is included in the investment in unconsolidated affiliate and additional paid in capital in the Company's consolidated balance sheet at March 31, 2001. For comparative purposes, the Company has included, a pro forma equity method Consolidated Balance Sheet as of December 31, 2000 and a pro forma equity method Consolidated Statement of Operations and a pro forma equity method Consolidated Statement of Cash Flows for the three months ended March 31, 2000 on a consistent basis with the current period.

     In January 2000, the Company sold its subsidiary Banyan Systems (France) SARL ("Banyan France"). For the three months ended March 31, 2000, the Company recorded in its results of operations a loss on disposal of Banyan France of approximately $267,000. The transaction included the sale of net assets of approximately $316,000.

     On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged the shares of its Australian subsidiary for a 10% equity interest in the acquiring company. For the quarter ended March 31, 2001, the Company recorded an $843,000 loss as a result of the transaction.

B.  BASIC AND DILUTED EARNINGS PER SHARE:

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


      For the three months ended March 31,                 2001      2000
-----------------------------------------------------   -------   -------
     (in thousands except per share data)

     Basic earnings per share
     Numerator:
          Net income                                    $16,033   $20,328
     Denominator:
         Weighted average common shares outstanding      23,588    23,218
                                                        -------   -------
     Basic earnings per share                           $  0.68   $  0.88
                                                        =======   =======

     Diluted earnings per share
         Numerator:
              Net income                                $16,033   $20,328
     Denominator:
         Weighted average common shares outstanding      23,588    23,218
         Weighted average potential common shares         1,454     4,692
                                                        -------   -------
               Total shares                              25,042    27,910
                                                        -------   -------
     Diluted earnings per share                         $  0.64   $  0.73
                                                        =======   =======

     Options to purchase 2,596,592 shares of common stock outstanding during the quarter ended March 31, 2001 were excluded from the calculation of diluted net income per share, as the effect of their inclusion would have been anti-dilutive. There were no options or warrants to purchase shares of common stock outstanding during the quarter ended March 31, 2000 that were excluded from the calculation of diluted net income per share, because the exercise price of all options and warrants outstanding had an exercise price less than the average market price of common stock during the quarter.

C.  COMPREHENSIVE INCOME

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.


      For the three months ended March 31,           2001     2000
-----------------------------------------------  --------   --------
     (in thousands)

     Net income                                  $ 16,033   $ 20,328
     Unrealized gain on marketable securities     (23,721)   (22,083)
     Translation adjustment                          (174)       (65)
                                                 --------   --------

     Comprehensive (loss)                        $ (7,862)  $ (1,820)
                                                 ========   ========

D.   SALE OF INVESTMENT

     In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, Inc., a company, which supplies Internet messaging solutions to services providers.

     On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave").

     In January 2001, the Company liquidated its Openwave position for net proceeds of approximately $39,266,000.

E.   SALE OF SUBSIDIARY

     On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded an $843,000 loss as a result of the transaction.

F.   PRO FORMA PRESENTATION OF FINANCIAL STATEMENTS

     For comparative purposes, the Company has included a pro forma equity method Consolidated Balance Sheet as of December 31, 2000 and a pro forma equity method Consolidated Statement of Operations and a pro forma equity method Consolidated Statement of Cash Flows for the three months ended March 31, 2000 on a consistent basis with the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         --------------------------


RESULTS OF OPERATIONS

     PRO FORMA EQUITY METHOD PRESENTATION

     In March 2000, Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, we owned approximately 53% of Switchboard's outstanding common stock, and post offering we owned approximately 41% of Switchboard's outstanding common stock. At March 31, 2001, we owned approximately 38% of Switchboard's outstanding common stock. Due to our prior control of the Switchboard board of directors, through a voting agreement, Switchboard's results were consolidated as part of our financial results through December 31, 2000. In January 2001, the Company, Viacom and Switchboard agreed to terminate the Switchboard Voting Rights Agreement dated as of June 30, 1999.

     Accordingly, on January 1, 2001, we began accounting for our investment in Switchboard under the equity method. As a result, our pro rata share of Switchboard's net loss for the three months ended March 31, 2001 is in our Consolidated Statement of Operations for the three months ended March 31, 2001 as a loss from unconsolidated affiliate. Our pro rata share of Switchboard's equity at March 31, 2001 is included in the investment in unconsolidated affiliate and additional paid in capital in our consolidated balance sheet at March 31, 2001. For comparative purposes, we have included a pro forma equity method Consolidated Balance Sheet as of December 31, 2000 and a pro forma equity method Consolidated Statement of Operations and a pro forma equity method Consolidated Statement of Cash Flows for the three months ended March 31, 2000 on a consistent basis with the current period. For purposes of management's discussion and analysis of financial condition and results of operations, we refer to the pro forma results for the three-month period ended March 31, 2000 and as of December 31, 2000.


     GENERAL

     Total revenues for the three-month periods ended March 31, 2001 and 2000 were $16.0 million and $12.1 million, respectively. The increase in 2001 was principally due to an increase in revenues generated from consulting services due to an increase in customer engagements, particularly in web-site design and implementation, network integration, and directory and security planning. The increase was also due to the Company's acquisition of Strategic Network Designs, Inc. in May of 2000. International revenues for the three-month periods ended March 31, 2001 and 2000 were $2.8 million and $1.6 million, respectively. The increase in 2001 was due primarily to third party product sales. In March 2001, we sold our Australian subsidiary and in April 2001 we announced plans to close our operations in The Netherlands as these businesses had not historically been profitable and were not strategic to the Company's operating objectives. The Company's businesses in Australia and The Netherlands accounted for approximately 11% of revenues in the three-month period ended March 31, 2001. Accordingly, we anticipate that our international revenues will decrease in absolute dollars and as a percentage of total revenue in 2001. International revenues accounted for 17% and 13% of total revenues for the three-month periods ended March 31, 2001 and 2000, respectively.

     Cost of services increased 58% from $6.6 million to $10.4 million for the three-month period ended March 31, 2001, compared to the corresponding period in 2000. This increase was attributable to an increase in consulting personnel and related costs to expand the delivery of services as well as an increase in third-party product costs incurred as part of select consultancy engagements. Cost of services as a percentage of revenues were 65% and 55% for the three-month periods ended March 31, 2001 and 2000, respectively.

     Sales and marketing expenses increased 33% from $4.0 million to $5.3 million for the three-month period ended March 31, 2001, compared to the corresponding period in 2000. This increase was due primarily to increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, which increased due to higher revenues. Sales and marketing expenses as a percentage of revenues were 33% and 33% for the three month periods ended March 31, 2001 and 2000, respectively.

     General and administrative expenses increased 24% from $3.4 million to $4.2 for the three-month period ended March 31, 2001, compared to the same period in 2000. This increase was attributable to additional recruiting expenses related to the staffing of our expanding consulting services activities as well as incremental bad debt provisions. General and administrative expenses as a percentage of revenues were 26% and 28% for the three-month periods ended March 31, 2001 and 2000, respectively.

     Amortization of goodwill expenses increased 215% from $0.2 million to $0.8 million for the three-month period ended March 31, 2001, compared to the same period in 2000. This increase was due to the acquisition of two services companies in the first and second quarters of 2000. Amortization of goodwill expenses as a percentage of revenues was 5% and 2% for the three-month periods ended March 31, 2001 and 2000, respectively.


     Other income and expense decreased $6.6 million from $45.0 million for the three-month period ended March 31, 2001, compared to the same period in 2000. This decrease was due primarily to a gain of approximately $44.6 million from the sale of shares in Software.com in the three-month period ended March 31, 2000 as compared to a gain of approximately $ 38.7 million from the sale of shares in Openwave in the three-month period ended March 31, 2001.

     Loss from unconsolidated affiliate decreased $0.9 million from $(3.7) million to $(2.8) million for the three-month period ended March 31, 2001, compared to the same period in 2000. This decrease was due to a decrease in our minority interest in the unconsolidated affiliate as well as a decrease in the unconsolidated affiliate's net loss for the three-month period ended March 31, 2001, compared to the same period in 2000.

     Our effective tax rate for the three-month periods ended March 31, 2001 and 2000 was 48%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes upon our percentage ownership change on June 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three-month periods ended March 31, 2001 and 2000 due to our previously recorded net operating losses.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased from $76.1 million at December 31, 2000 to $50.1 million at March 31, 2001. This decrease was primarily due to repositioning approximately $14.5 million in marketable securities to a long position, $5.3 million net decrease in deferred taxes, $2.6 million increase in accounts receivable and $2.0 million in treasury stock repurchases. At March 31, 2001, cash and cash equivalents combined with marketable securities were $71.4 million, compared with $81.4 million at December 31, 2000. Cash and cash equivalents increased $14.8 million resulting in a cash balance of $35.8 million at March 31, 2001. This increase was due primarily to $38.7 million in proceeds from the sale of shares of Openwave. These increases were offset in part by $4.7 million in net operating loss, $5.3 million net decrease in deferred taxes, $2.6 million increase in accounts receivable, $2.0 million in treasury tock repurchases, as well as other various operating, investing and financing activities.

     During the three months ended March 31, 2000, we sold shares of Software.com common stock resulting in a net realized gain of approximately $44.6 million. During the three months ended March 31, 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $38.7 million.


     In January 2000, we acquired ePresence, Inc. (now named ePresence Web Consulting, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition is comprised of $10.6 million in cash and the issuance of shares of our common stock based on the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $13.8 million. The acquisition is accounted for, assuming the achievement of the performance measures, using the purchase method of accounting.

     In May 2000, we acquired Strategic Network Designs, Inc. (now named ePresence CRM, Inc.), a privately held e-business services company based in Clark, New Jersey, that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30.5 million, excluding transaction expenses, included consideration of $17.5 million in cash, 221,713 shares of common stock valued at $2.4 million and a one-year earnout of $10.0 million contingent on performance. In March 2001, the Company agreed to a $2.0 million payment in satisfaction of the earnout consideration. The transaction has been accounted for using the purchase method of accounting.

     The Company has a $10.0 million line of credit agreement with Fleet National Bank. We had no borrowings under the line of credit outstanding at March 31, 2001.

     In December 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from ePresence's existing cash and investment balances along with cash generated from operations. As of March 31, 2001, the Company has expended $2.1 million toward stock repurchases.

     We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next twelve months.


FACTORS AFFECTING FUTURE OPERATING RESULTS

     Certain of the information contained in this Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of the discontinuation of our Australian and Dutch operations, the deconsolidation of Switchboard and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

     The recent stock market decline and broad economic slowdown has affected the demand for e-services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. These events could have a material effect on us, including, without limitation, on our future revenues and earnings.

     In October 1999, we announced a plan to exit our software business. Until the fourth quarter of 1998, a majority of our revenues were attributable to the software business. While we have continued to provide consulting services to our customers, we no longer market software, nor have we advanced our software technology through product development. Our future success will depend in part upon our ability to continue to grow our Services business, enter into new strategic alliances, acquire additional Services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. There can be no assurance we will be successful in our new strategic focus on services, including e-services.

     As part of our strategic focus on services, on January 11, 1999, we announced a global alliance with Microsoft Corporation ("Microsoft") to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by us, including the certification of 500 Microsoft-trained professionals. The failure to meet such obligations and milestones could result in a termination of the agreement, which could have a material adverse effect on us.

     We sell our services principally through a direct sales force to customers in a broad range of industries. We do not require collateral or other security to support customer receivables. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already performed. Our financial results and condition could be adversely affected by credit losses.

     During 2000 and 2001 we entered into a number of partnerships and alliances with software vendors under which the Company provides services around such vendors' products. Any failure of these alliances to generate the anticipated level of sales, or the loss of one or more of these alliances, or the failure to enter into additional stategic alliances, could have a material adverse effect on us.

     We are dependent upon the continued services of our key management and technical personnel. Competition for qualified personnel is intense, and there can be no assurance we will be able to attract and retain qualified management and other key employees.

     In 1999, we announced our intention to acquire additional professional services companies in an attempt to strengthen our expanding consulting services business activities. In 2000, we completed two acquisitions, described elsewhere herein. Any failure by us to effectively identify and acquire additional companies, integrate and assimilate acquired companies, and any failure of acquired companies to perform as expected, could have a material adverse effect on us.

     In the three-month periods ended March 31, 2001 and 2000, international revenues accounted for 17% and 13%, respectively, of the Company's revenues. International revenues may be adversely affected by factors such as local or global economic conditions, political uncertainty, currency fluctuations and governmental regulation. For example, our results of operations in 1998 were adversely affected by global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect our operating results. In addition, there can be no assurance that the termination of the Company's operations in Australia and The Netherlands will positively affect our operating results.

     As part of Viacom's June 1999 investment in Switchboard, Switchboard and ePresence entered into an Advertising and Promotion Agreement with CBS, under which CBS agreed to arrange for the placement of up to $95.0 million of advertising and promotion of the Switchboard web site. Under this agreement, we agreed to indemnify CBS for any breach by Switchboard of Switchboard's representations, warranties or covenants in the agreement. Our indemnification obligations with respect to the covenants expire upon the first to occur of (i) the first business day after June 30, 2001 when we own or control less than a majority of Switchboard's voting power and
     (ii) the first business day after any person owns or controls more of Switchboard's voting power than do we. Switchboard has agreed to indemnify us for amounts that we may be required to pay Viacom pursuant to our indemnification obligations to Viacom. If we are required under the Advertising and Promotion Agreement to indemnify Viacom it may have a material adverse effect on us.

     We own 9,802,421 shares of Switchboard's common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard's common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives (including Switchboard's relationship with CBS) and investors' perceptions. Volatility in the trading price of Switchboard's common stock could have a material adverse effect on our financial condition. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard's common stock. If Switchboard's trading price declines, the trading price of our common stock will likely decline as well.

     Through 2000, Switchboard's results of operations are consolidated as part of our results of operations. Beginning in 2001, Switchboard's results of operations are accounted for under the equity method of accounting, whereby we will include our pro rata share of Switchboard's net income or loss as a separate line item in our statement of operations. Switchboard, which has a history of incurring net losses, expects its net losses to continue through at least 2001 as a result of planned increases in operating expenses and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

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

     In addition, Switchboard has only a limited operating history and until March 2000 had no operating history as a stand-alone company and no experience in addressing various business challenges without the support of a corporate parent. It may not be successful as a stand-alone company.

     Because of the foregoing factors and the other factors we have disclosed from time to time, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance. We expect that our results of operations may fluctuate from period-to-period in the future.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     Marketable Securities

     The Company had $35.7 million of marketable securities as of March 31, 2001, which are invested in US agencies, bonds and notes and repurchase agreements. Each 10 percent decrease in the market value of these securities would decrease the Company's total assets by $3.6 million. While the Company has in the past used hedging contracts to manage exposure to changes in the value of marketable securities, the Company is not currently a party to any such contract. The Company may use hedging contracts in the future. A significant decline in the value of the Company's marketable securities would have a material adverse effect on the Company's financial condition.


     INTEREST RATE

     The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $44.7 million (which approximates the average amount invested in these securities during the three months ended March 31, 2001), each 1 percentage point decrease in the applicable interest rate would result in a $0.4 million decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material effect on the Company's operating results or financial condition.


     FOREIGN CURRENCY

     Most of the Company's international revenues are denominated in foreign currencies. During the three months ended March 31, 2001, foreign currency translation resulted in a $43 thousand decline in net revenues. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. The Company does not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on the Company's operating results or financial condition.


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

     Recent Sales of Unregistered Securities

     Pursuant to the terms of a stock purchase agreement dated as of January 7, 2000 (the "Agreement"), on January 31, 2001, the Company issued an aggregate of 96,170 shares (the "Shares") of Common Stock of the Company to
     (i) the three former stockholders (the "Stockholders") of ePresence Inc. (now named ePresence Web Consulting, Inc.) (the "Seller") and (ii) the financial advisor for the Seller and the Stockholders. Pursuant to the Agreement, the Company acquired from the Stockholders all of the outstanding capital stock of the Seller. Under the terms of the Agreement, the Shares were issued as additional consideration as a result of the Seller meeting certain financial performance targets, and the Shares were deemed to have a value upon issuance of $1.75 million. The Shares were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, relating to sales by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

     During the quarter ended March 31, 2001, the Company filed one report on Form 8-K, dated February 12, 2001. The Form 8-K was filed pursuant to Item 9 of Form 8-K regarding an analysts presentation. No other reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                EPRESENCE, INC.
                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EPRESENCE, INC.



     Date: May 15, 2001        By:  /s/ Richard M. Spaulding
                                    ------------------------
                                  Richard M. Spaulding
                                  Senior Vice President and Chief Financial
                                  Officer, Treasurer and Clerk
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                 TITLE OF DOCUMENT
--------------                 -----------------


     None.