Form 10-Q
period 2001-06-30
EPRESENCE INC
filed 2001-08-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarter ended June 30, 2001       Commission File Number 000-20364

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

Yes |X|         No |_|

Number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 2001:

               Class                              Number of Shares Outstanding
               -----                              ----------------------------

Common Stock, par value $.01 per share                      23,460,382

                                 EPRESENCE, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets                                   3
                 June 30, 2001 and December 31, 2000

                 Consolidated Statements of Operations                         4
                 Three and six months ended June 30, 2001 and 2000

                 Consolidated Statements of Cash Flows                         5
                 Six months ended June 30, 2001 and 2000

                 Notes to Consolidated Financial Statements                    6

      Item 2.    Management's Discussion and Analysis of Financial            10
                 Condition and Results of Operations

      Item 3.    Quantitative and Qualitative Disclosures About               14
                 Market Risk

PART II. OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders          16

      Item 6.    Exhibits and Reports on Form 8-K                             16

SIGNATURE                                                                     17

EXHIBIT INDEX                                                                 18

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                (See Note A)
                                                                                                                  December
                                                                                        June        December      31, 2000
                                                                                       30, 2001     31, 2000     Pro forma
                                                                                     (unaudited)                (unaudited)
                                                                                     -----------    ---------   -----------
ASSETS

 Current assets:
  Cash and cash equivalents                                                            $  27,837    $  39,726    $  20,953
  Marketable securities                                                                   11,803      104,207       52,210
  Accounts receivable, less allowances of $1,415, $1,278 and $876, respectively           11,654       20,016       12,867
  Other current assets                                                                     7,068       14,293        6,813
                                                                                       ---------    ---------    ---------
     Total current assets                                                                 58,362      178,242       92,843

Property and equipment, net                                                                4,449        5,636        4,207
Marketable securities                                                                     25,362        8,249        8,249
Deferred tax asset                                                                         5,137       13,265       13,265
Goodwill, net of accumulated amortization of $3,760, $2,263 and $2,217, respectively      28,268       29,330       27,090
Investment in unconsolidated affiliate                                                    31,153           --       34,658
Other assets, net of accumulated amortization of $0, $876 and $0, respectively                47        9,708          218
                                                                                       ---------    ---------    ---------
     Total assets                                                                      $ 152,778    $ 244,430    $ 180,530
                                                                                       =========    =========    =========

LIABILITIES

Current liabilities:
  Accounts payable                                                                     $   3,513    $   4,561    $   3,273
  Accrued compensation                                                                     2,897        5,136        4,402
  Accrued expenses                                                                         7,500        7,577        5,077
  Income taxes payable                                                                        40          737          737
  Deferred revenue                                                                         3,299        4,723        3,211
  Long-term debt, current portion                                                             89           --          204
                                                                                       ---------    ---------    ---------
     Total current liabilities                                                            17,338       22,734       16,904

Long-term debt                                                                                --        2,000           --
Deferred tax liability                                                                       405       13,947       13,947
Minority interests in consolidated subsidiaries                                               --       56,070           --

SHAREHOLDERS' EQUITY

Common stock, $.01 par value; authorized 100,000,000 shares; issued and
 outstanding 26,295,882, 26,063,646 and 26,063,646 shares, respectively                      263          261          261

Additional paid-in capital                                                               147,364      144,725      145,093
Unearned compensation                                                                     (1,776)      (2,743)      (2,743)
Accumulated earnings                                                                      21,785       11,619       11,619
Accumulated other comprehensive income                                                       240       24,547       24,179
Treasury stock at cost; 2,771,500 shares                                                 (32,841)     (28,730)     (28,730)
                                                                                       ---------    ---------    ---------
     Total shareholders' equity                                                          135,035      149,679      149,679
                                                                                       ---------    ---------    ---------
     Total liabilities and shareholders' equity                                        $ 152,778    $ 244,430    $ 180,530
                                                                                       =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                    Three Months Ended June 30,         Six Months Ended June 30,

                                                                       (See Note A)                        (See Note A)
                                                   2001        2000        2000        2001        2000        2000
                                                                        Pro forma                           Pro forma
                                                 --------    --------    --------    --------    --------    --------
Revenues                                         $ 13,115    $ 19,359    $ 14,593    $ 29,082    $ 35,228    $ 26,644
Cost of services                                    8,964       8,972       7,922      19,413      16,489      14,523
                                                 --------    --------    --------    --------    --------    --------
Gross profit                                        4,151      10,387       6,671       9,669      18,739      12,121

Operating expenses:
  Sales and marketing                               4,941      10,264       4,619      10,237      22,978       8,598
  General and administrative                        4,144       4,479       3,665       8,340       8,583       7,043
  Product development                                  --         872          --          --       1,485          --
  Amortization of goodwill and intangibles            800         517         517       1,543         753         753
  Other charges                                     4,000          --          --       4,000          --          --
                                                 --------    --------    --------    --------    --------    --------
     Total operating expenses                      13,885      16,132       8,801      24,120      33,799      16,394
                                                 --------    --------    --------    --------    --------    --------
Operating loss from operations                     (9,734)     (5,745)     (2,130)    (14,451)    (15,060)     (4,273)

Other income/(expense):
  Interest income                                     820       2,345         955       1,662       3,335       1,637
  Interest expense                                     (9)        (22)        (20)        (13)        (52)        (43)
  Other, net                                         (154)      1,276         (41)     37,396      48,737      44,274
                                                 --------    --------    --------    --------    --------    --------
     Total other income                               657       3,599         894      39,045      52,020      45,868
                                                 --------    --------    --------    --------    --------    --------

(Loss)/income from operations before income
  taxes and loss from unconsolidated affiliate     (9,077)     (2,146)     (1,236)     24,594      36,960      41,595

Loss from unconsolidated affiliate                 (2,206)         --        (910)     (5,044)         --      (4,635)
                                                 --------    --------    --------    --------    --------    --------

(Loss)/income before income taxes                 (11,283)     (2,146)     (2,146)     19,550      36,960      36,960
(Benefit)/provision for income taxes               (5,416)     (1,033)     (1,033)      9,384      17,745      17,745
                                                 --------    --------    --------    --------    --------    --------
Net (loss)/income                                $ (5,867)   $ (1,113)   $ (1,113)   $ 10,166    $ 19,215    $ 19,215
                                                 ========    ========    ========    ========    ========    ========

Net (loss)/income per share:
 Basic                                           $  (0.25)   $  (0.05)   $  (0.05)   $   0.44    $   0.82    $   0.82
 Diluted                                         $  (0.25)   $  (0.05)   $  (0.05)   $   0.42    $   0.70    $   0.70

Weighted average number of common shares:
 Basic                                             23,137      23,683      23,683      23,332      23,449      23,449
 Diluted                                           23,137      23,683      23,683      24,438      27,320      27,320

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                    Six Months Ended June 30,

                                                                                                      (See Note A)
                                                                                  2001        2000        2000
                                                                                                       Pro forma
                                                                                --------    --------    --------
Cash flows from operating activities:
Net income                                                                      $ 10,166    $ 19,215    $ 19,215
Adjustments to reconcile net income to net cash used in operating activities:
   Gain on sale of investments                                                   (38,678)    (44,556)    (44,556)
   Depreciation and amortization                                                   2,796       1,981       1,641
   Investment in unconsolidated affiliate                                          3,505          --       4,837
   Minority interest                                                                  --      (4,518)         --
   Non-cash advertising and promotion                                                 --       7,844          --
   Loss on disposal of assets                                                        534          --          --
   Loss on sale of subsidiary                                                        828          --          --
   Amortization of unearned compensation                                             967         320         320
   Other charges                                                                   3,326          --          --
   Deferred income taxes                                                          (5,414)     (1,438)     (1,438)
   Changes in operating assets and liabilities:
     Accounts receivable                                                             675       1,019       2,996
     Other current assets                                                           (445)     (4,441)     (3,709)
     Other non-current assets                                                        218        (767)     (1,011)
     Accounts payable and accrued compensation and expenses                       (3,580)        995         715
     Deferred revenue                                                                131       1,573        (443)
                                                                                --------    --------    --------
Net cash used in operating activities                                            (24,971)    (22,773)    (21,433)

Cash flows from investing activities:
   Capital expenditures                                                           (1,533)     (1,929)     (1,503)
   Proceeds from investment                                                       40,805      45,278      45,278
   Acquisition of goodwill                                                        (2,144)    (25,909)    (25,909)
   Proceeds from marketable securities, net                                       (1,035)    (82,380)      5,276
                                                                                --------    --------    --------
Net cash provided by/(used in) investing activities                               36,093     (64,940)     23,142

Cash flows from financing activities:
   Sale of equity in subsidiary, net                                                  --      86,842          --
   Purchase of treasury stock                                                     (4,111)         --          --
   Proceeds from stock plan purchases, stock options
    and warrants                                                                     113       1,976       1,771
                                                                                --------    --------    --------
Net cash (used in)/provided by financing activities                               (3,998)     88,818       1,771

Effect of exchange rate changes on cash and cash equivalents                        (240)        164         164
                                                                                --------    --------    --------
Net increase in cash and cash equivalents                                          6,884       1,269       3,644
Cash and cash equivalents at beginning of the period                              20,953      29,920      26,453
                                                                                --------    --------    --------
Cash and cash equivalents at end of the period                                  $ 27,837    $ 31,189    $ 30,097
                                                                                ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements include the accounts of ePresence, Inc. (the "Company") and its subsidiaries as of June 30, 2001 and for three and six months ended June 30, 2001, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

      In March 2000, Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post-offering the Company owned approximately 41% of Switchboard's outstanding common stock. At June 30, 2001, the Company owned approximately 38% of Switchboard's outstanding common stock. Due to the Company's prior control of the Switchboard Board of Directors through the Switchboard Voting Rights Agreement dated as of June 30, 1999 that allowed the Company to have a majority vote, Switchboard's results were consolidated as part of the Company's financial results through December 31, 2000. In January 2001, the Company, Viacom and Switchboard agreed to terminate such Voting Agreement. As a result, the Company no longer controls the Switchboard Board of Directors. Accordingly, on January 1, 2001, the Company began accounting for its investment in Switchboard under the equity method. As a result, the Company's pro rata share of Switchboard's net loss for the three months and six months ended June 30, 2001 is presented separately in the Company's unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2001. The Company's pro rata share of Switchboard's equity at June 30, 2001 is included in the investment in unconsolidated affiliate and additional paid-in capital in the Company's unaudited Consolidated Balance Sheet at June 30, 2001. For comparative purposes, the Company has included, a pro forma equity method unaudited Consolidated Balance Sheet as of December 31, 2000 and a pro forma equity method unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2000 and a pro forma equity method unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2000 on a consistent basis with the current period.

      In May 2001, the Company closed its office in The Netherlands and booked a charge as part of other charges for the costs to close its Netherlands subsidiary.

B.    BASIC AND DILUTED EARNINGS PER SHARE:

      Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilution of weighted average potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method, and the conversion of preferred stock using the if converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the unaudited Consolidated Statements of
      Operations:

                                                  Three Months Ended      Six Months Ended
                                                       June 30,                June 30,
                                                   2001        2000        2001       2000
                                                 --------    --------    --------   --------
                                                     (in thousands except per share data)
Basic earnings per share
Numerator:
    Net (loss)/income                            $ (5,867)   $ (1,113)   $ 10,166   $ 19,215
Denominator:
    Weighted average common shares outstanding     23,137      23,683      23,332     23,449
                                                 --------    --------    --------   --------
Basic earnings per share                         $  (0.25)   $  (0.05)   $   0.44   $   0.82
                                                 ========    ========    ========   ========

Diluted earnings per share
    Numerator:
         Net (loss)income                        $ (5,867)   $ (1,113)   $ 10,166    $19,215
Denominator:
    Weighted average common shares outstanding     23,137      23,683      23,332      23,449
    Weighted average potential common shares           --          --       1,106       3,871
                                                 --------    --------    --------    --------

          Total shares                             23,137      23,683      24,438      27,320

Diluted earnings per share                       $  (0.25)   $  (0.05)   $   0.42    $  0.70
                                                 ========    ========    ========    ========

      Options and warrants to purchase 3,291,646 and 2,224,000 shares of common stock outstanding during the three-months ended June 30, 2001 and June 30, 2000, respectively, were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,985,646 shares of common stock outstanding during the six-months ended June 30, 2001 and 85,500 shares of common stock outstanding during the six months ended June 30, 2000, were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants outstanding exceed the average market price of the Company's common stock during the respective periods.

C.    COMPREHENSIVE INCOME:

      Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                  Three Months Ended      Six Months Ended
                                                       June 30,                June 30,
                                                   2001        2000        2001        2000
                                                 --------    --------    --------    --------
                                                    (in thousands except per share data)
Net (loss) income                                $ (5,867)   $ (1,113)   $ 10,166    $ 19,215
Unrealized gain on marketable securities              (20)     (2,531)    (23,741)    (24,614)
Translation adjustment                                (24)        (22)       (198)        (87)
                                                 --------    --------    --------    --------
Comprehensive (loss)                             $ (5,911)   $ (3,666)   $(13,773)   $ (5,486)
                                                 ========    ========    ========    ========

D.    OTHER CHARGES:

      In June 2001, as part of the Company's plan to implement cost-cutting measures, the Company recorded a net pre-tax charge of $4,000,000 related to a workforce reduction of approximately 20%, office closures and asset write-offs as further described below. The Company expects to use $3,400,000 of cash related to these activities.

      At June 30, 2001, the Company reduced the liability by approximately $680,000 in total of which $636,000 was with respect to severance related costs with the remainder relating to office closures and asset write-offs. The remaining liability at June 30, 2001 is approximately $3,318,000 of which $2,700,000 is expected to be cash related expenditures. The Company anticipates that it will charge a substantial portion of the remaining expenses by the end of fiscal year 2001.

      In May 2001, the Company closed its office in The Netherlands and booked a charge as part of other charges for the costs to close its Netherlands subsidiary.

                                          Three Months Ended June 30, 2001
                                                   (in thousands)

                                      Total         Cash     Non-cash   Accrual
                                  Other Charges   Payments    Charges   Balance

Staff reductions                     $1,782        $  636     $   --     $1,146
Office closures and other costs       1,648            38          5      1,605
Asset write-offs                        570            --          3        567
                                     ------        ------     ------     ------
                                     $4,000        $  674     $    8     $3,318
                                     ======        ======     ======     ======

E.    SALE OF SUBSIDIARY:

      On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded an $1,039,000 loss as a result of the transaction.

F.    SALE OF INVESTMENT:

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

G.    STOCK REPURCHASE:

      In December 2000, the Board of Directors of ePresence authorized the repurchase of up to $10,000,000 of its common stock on the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from ePresence's existing cash and investment balances along with cash generated from operations. As of June 30, 2001, the Company has expended $4.3 million toward stock repurchases.

H.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      PRO FORMA EQUITY METHOD PRESENTATION

      In March 2000, Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, we owned approximately 53% of Switchboard's outstanding common stock, and post-offering we owned approximately 41% of Switchboard's outstanding common stock. At June 30, 2001, we owned approximately 38% of Switchboard's outstanding common stock. Due to our prior control of the Switchboard Board of Directors, through the Switchboard Voting Rights Agreement dated as of June 30, 1999, Switchboard's results were consolidated as part of our financial results through December 31, 2000. In January 2001, the Company, Viacom and Switchboard agreed to terminate such Voting Agreement.

      Accordingly, on January 1, 2001, we began accounting for our investment in Switchboard under the equity method. As a result, our pro rata share of Switchboard's net loss for the three and six months ended June 30, 2001 is in our unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2001 as a loss from unconsolidated affiliate. Our pro rata share of Switchboard's equity at June 30, 2001 is included in the investment in unconsolidated affiliate and additional paid in capital in our unaudited Consolidated Balance Sheet at June 30, 2001. For comparative purposes, the Company has included, a pro forma equity method unaudited Consolidated Balance Sheet as of December 31, 2000 and a pro forma equity method unaudited Consolidated Statement of Operations for the three months and six months ended June 30, 2000 and a pro forma equity method unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2000 on a consistent basis with the current period. For purposes of management's discussion and analysis of financial condition and results of operations, we refer to the pro forma results for the three-month and six-month periods ended June 30, 2000 and as of December 31, 2000.

      GENERAL

      As a result of unfavorable economic conditions, and resultant lengthened sales cycles and decreased and deferred technology spending for many of our customers and potential customers we implemented a cost-reduction program in the second quarter of fiscal year 2001 to better align the Company's resources with current revenue expectations. The cost-reduction program includes staff reductions, office closures and asset write-offs. As part of the initiative, we closed our office in The Netherlands and booked a charge as part of other charges for the costs to close this subsidiary.

      Accordingly, in June 2001, as part of the Company's plan to implement cost-cutting measures, the Company recorded a charge of $4.0 million related to a workforce reduction of approximately 20%, office closures and asset write-offs. The charge was composed of $1.8 million for severance costs, $0.6 million for asset write-offs and $1.6 million for office closures. The Company expects to use $3.4 million of cash related to these activities.

      At June 30, 2001, the Company reduced the liability by approximately $0.7 million in total of which $0.6 million was with respect to severance related costs with the remainder relating to office closures and asset write-offs. The remaining liability at June 30, 2001 is approximately $3.3 million of which $2.7 million is expected to be cash related expenditures. The Company anticipates that it will charge a substantial portion of the remaining expenses by the end of fiscal year 2001.

      Total revenues for the three-month periods ended June 30, 2001 and 2000 were $13.1 million and $14.6 million, respectively. The decrease in 2001 was principally due to the sale of our Australian subsidiary in March 2001 and closing of our operation in The Netherlands in May 2001. Total revenues for the six-month periods ended June 30, 2001 and 2000 were $29.1 million and $26.6 million, respectively. The increase in 2001 was principally due to an increase in customer engagements in portal design and implementation, directory and network access planning and integration. International revenues for the three-month periods ended June 30, 2001 and 2000 were $0.9 million and $2.3 million, respectively. International revenues for the six-month periods ended June 30, 2001 and 2000 were $3.6 million and $3.9 million, respectively. The decreases in 2001 were due primarily to the sale of our Australian subsidiary in March 2001 and the closing of our subsidiary in The Netherlands in May 2001. Accordingly, for the remainder of 2001, we anticipate that our international revenues will be lower in absolute dollars and percentage of total revenues when compared to the corresponding periods in the prior year. International revenues accounted for 7% and 16% of total revenues for the three-month periods ended June 30, 2001 and

      2000, respectively, and 12% and 15% of total revenues for the six-month periods ended June 30, 2001 and 2000.

      Cost of services were $9.0 million and $19.4 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $7.9 and $14.5 for the corresponding periods in 2000. The increase for the three-month comparative was primarily due to the incremental staffing related to the acquisition of Strategic Network Designs, Inc. in May 2000. The increase for the six-month comparative was primarily due to staffing increases in the second half of 2000 in anticipation of continued expansion of our consulting business as well as increases in third-party product costs incurred as part of select consultancy engagements. Cost of services as a percentage of revenues were 68% and 67% for the three-month and six-month periods ended June 30, 2001, respectively, as compared to 54% and 55%, respectively, for the corresponding periods in the prior year.

      Sales and marketing expenses were $4.9 million and $10.2 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $4.6 and $8.6 for the corresponding periods in 2000. These increases were due primarily to increases in sales staff. The increase for the six-month comparative was also attributable to an increase in variable sales costs, including commissions, which increased due to higher revenues. Sales and marketing expenses as a percentage of revenues were 38% and 35% for the three-month and six-month periods ended June 30, 2001, respectively, as compared to 32% for both of the corresponding periods in the prior year.

      General and administrative expenses were $4.1 million and $8.3 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $3.7 and $7.0 for the corresponding periods in 2000. The increase for the three-month period comparative was primarily attributable to increased facility and salary expenses related to the increased staffing level year over year. The increase for the six-month period comparative was primarily attributable to additional salaries and depreciation expenses related to the companies acquired by us in 2000 as well as an incremental bad debt provision. As a result of the other charges recorded in the three-month period ended June 30, 2001, we anticipate that we will experience a reduction in facility and salary expense within general and administrative expenses. General and administrative expenses as a percentage of revenues were 32% and 29% for the three-month and six-month periods ended June 30, 2001, respectively, as compared to 25% and 26%, respectively, for the corresponding periods in the prior year.

      Amortization of goodwill expenses were $0.8 million and $1.5 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $0.5 and $0.8 for the corresponding periods in 2000. These increases were due to the acquisition of two services companies in the first and second quarters of 2000. Amortization of goodwill expenses as a percentage of revenues were 6% and 5% for the three-month and six-month periods ended June 30, 2001, respectively, as compared to 3% for both of the corresponding periods in the prior year.

      Other charges were $4.0 million for both the three-month and six-month periods ended June 30, 2001, respectively, compared with none for the corresponding periods in 2000. These increases were due to the costs charged in the three-month period ended June 30, 2001 associated with reducing our workforce by approximately 20%, closing offices and asset write-offs. Other charges as a percentage of revenues were 30% and 14% for the three-month and six-month periods ended June 30, 2001, respectively, as compared to none for the corresponding periods in the prior year.

      Other income was $0.7 million and $39.0 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $0.9 and $45.9 for the corresponding periods in 2000. The decrease for the three-month period comparative was due to lower available funds invested year over year. The decrease for the six-month period comparative was due primarily to a gain of approximately $38.7 million from the sale of shares in Openwave in the six-month period ended June 30, 2001 as compared to a gain of approximately $44.6 million from the sale of shares in Software.com in the six-month period ended June 30, 2000.

      Losses from unconsolidated affiliate were $2.2 million and $5.0 million for the three-month and six-month periods ended June 30, 2001, respectively, compared with $0.9 and $4.6 for the corresponding periods in 2000. These increases were due to increases in the unconsolidated affiliate's net loss for the three-month and six-month periods ended June 30, 2001, compared to the corresponding periods in 2000.

      Our effective tax rate for the three-month and six-month periods ended June 30, 2001 and 2000 was 48%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes upon our percentage ownership change on June 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three-month and six-month periods ended June 30, 2001 and 2000 due to our previously recorded net operating losses.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased from $75.9 million at December 31, 2000 to $41.0 million at June 30, 2001. This decrease was primarily due to repositioning approximately $17.1 million in marketable securities to a long-term position, $14.5 million operating loss, $5.4 million net decrease in deferred taxes, $1.2 million decrease in accounts payable and accrued expenses and $4.1 million in treasury stock repurchases. This decrease was offset in part by various operating, investing and financing activities. At June 30, 2001, cash and cash equivalents combined with marketable securities were $65.0 million, compared with $81.4 million at December 31, 2000. Cash and cash equivalents increased $6.9 million from December 31, 2000 resulting in a cash balance of $27.8 million at June 30, 2001.

      During the six months ended June 30, 2000, we sold shares of Software.com common stock resulting in a net realized gain of approximately $44.6 million. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). During the six months ended June 30, 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $38.7 million.

      In January 2000, we acquired ePresence, Inc. (now named ePresence Web Consulting, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specialized in web-design, development and integration. Consideration for the acquisition is comprised of $10.6 million in cash and the issuance of shares of our common stock based on the achievement of certain performance measures. The estimated purchase price of the acquisition, assuming the achievement of the performance measures, is approximately $12.6 million. The acquisition is accounted for, assuming the achievement of the performance measures, using the purchase method of accounting.

      In May 2000, we acquired Strategic Network Designs, Inc. (now named ePresence CRM, Inc.), a privately held e-business services company based in Clark, New Jersey, that specialized in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $30.5 million, excluding transaction expenses, included consideration of $17.5 million in cash, 221,713 shares of common stock valued at $2.4 million and a one-year earnout of $10.0 million contingent on performance. In April 2001, the Company made a $2.0 million payment in satisfaction of the earnout consideration. The transaction has been accounted for using the purchase method of accounting.

      The Company has a $10.0 million line of credit agreement with Fleet National Bank. We had no borrowings under the line of credit outstanding at June 30, 2001.

      In December 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from ePresence's existing cash and investment balances along with cash generated from operations. As of June 30, 2001, the Company has expended $4.3 million toward stock repurchases.

      In the three-month period ended June 2001, we recorded a charge of $4.0 million for the reduction of staff, facilities closures and asset write-offs. We anticipate expending approximately $3.4 million in cash. Through June 30, 2001, we have expended $0.7 million.

      We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next twelve months.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

      FACTORS AFFECTING FUTURE OPERATING RESULTS

      Certain of the information contained in this Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures and the discontinuation of our Australian and Dutch operations, the deconsolidation of Switchboard and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

      The recent stock market decline and broad economic slowdown has affected the demand for consulting services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. These events could have a material effect on us, including, without limitation, on our future revenues and earnings.

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

      During 2000 and 2001 we entered into a number of partnerships and alliances with software vendors under which the Company provides services around such vendors' products. Any failure of these alliances to generate the anticipated level of sales, or the loss of one or more of these alliances, or the failure to enter into additional strategic alliances, could have a material adverse effect on us.

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

      In the three-month periods ended June 30, 2001 and 2000, international revenues accounted for 7% and 16%, respectively, of the Company's revenues. International revenues may be adversely affected by factors such as local or global economic conditions, political uncertainty, currency fluctuations and governmental regulation. For example, our results of operations in 1998 were adversely affected by global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect our operating results. In addition, there can be no assurance that the termination of the Company's operations in Australia and The Netherlands will positively affect our operating results.

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

      Through 2000, Switchboard's results of operations are consolidated as part of our results of operations. Beginning in 2001, Switchboard's results of operations are accounted for under the equity method of accounting, whereby we will include our pro rata share of Switchboard's net income or loss as a separate line item in our statement of operations. Switchboard, which has a history of incurring net losses, expects its net losses to continue through at least 2001 as a result of planned increases in operating expenses and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

            o the addition or loss of relationships with third parties that are Switchboard's source of new merchants for its local merchant network or that license Switchboard's services for use on their own web sites;

            o Switchboard's ability to attract and retain consumers, local merchants and national advertisers to its web site;

            o the amount and timing of expenditures for expansion of Switchboard's operations, including the hiring of new employees, capital expenditures and related costs;

            o technical difficulties or failures affecting Switchboard's systems or the Internet in general;

            o the cost of acquiring, and the availability of, content, including directory information and maps; and

            o Switchboard's expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue.

      In addition, Switchboard has only a limited operating history and until March 2000 had no operating history as a stand-alone company and limited experience in addressing various business challenges without the support of a corporate parent. It may not be successful as a stand-alone company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKETEBLE SECURITES

      The Company had $37.1 million of marketable securities as of June 30, 2001, which are invested in US agencies, bonds and notes and repurchase agreements. Each 10 percent decrease in the market value of these securities would decrease the Company's total assets by $3.7 million. While the Company has in the past used hedging contracts to manage exposure to changes in the value of marketable securities, the Company is not currently a party to any such contract. The Company may use hedging contracts in the future. A significant decline in the value of the Company's marketable securities would have a material adverse effect on the Company's financial condition.

      INTEREST RATE

      The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $36.5 million (which approximates the average amount invested in these securities during the six months ended June 30, 2001), each 1 percentage point decrease in the applicable interest rate would result in a $0.4 million decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material effect on the Company's operating results or financial condition.

      FOREIGN CURRENCY

      Most of the Company's international revenues are denominated in foreign currencies. During the three months ended June 30, 2001, foreign currency translation resulted in a $33 thousand decline in net revenues. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. The Company does not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on the Company's operating results or financial condition.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our Annual Meeting of Stockholders held on May 9, 2001, our stockholders approved the following items:

            1. The election of William P. Ferry and Albert A. Notini as Class III Directors for the ensuing three years.

            2. The adoption of our 2001 Stock Incentive Plan pursuant to which we may grant options and other stock-based awards for the purchase of an aggregate of 1,200,000 shares of our common stock.

            3. The ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the current year.

      The other directors of the Company whose terms of office continued after the Annual Meeting are John F. Burton, John J. Rando, Fontaine K. Richardson and Robert M. Wadsworth. There were 24,086,446 shares of our common stock issued, outstanding and eligible to vote on the record date of March 22, 2001. The results of the voting for each matter are set forth below. There were no broker non-votes for any matter.

Election of Directors              Votes For         Votes Withheld
---------------------              ---------         --------------
William P. Ferry                   19,061,681          3,165,391
Albert A. Notini                   20,477,276          1,749,796

Approval of the
2001 Stock Incentive Plan    Votes For   Votes Against   Abstentions
-------------------------    ---------   -------------   -----------
                            14,492,743     7,103,278       631,051

Ratification of Auditors     Votes For   Votes Against   Abstentions
------------------------     ---------   -------------   -----------
                            22,055,392       157,314        14,366

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

      During the quarter ended June 30, 2001, the Company filed one report on Form 8-K, dated May 8, 2001. The Form 8-K was filed pursuant to Item 9 of Form 8-K regarding an analysts presentation. No other reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                 EPRESENCE, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EPRESENCE, INC.

Date: August 14, 2001             By: /s/ Richard M. Spaulding
                                      -------------------------------
                                      Richard M. Spaulding
                                      Senior Vice President and Chief Financial
                                      Officer, Treasurer and Clerk
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number   Title of Document
--------------   -----------------

     10.1        2001 Stock Incentive Plan, as amended.

     10.2 Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

     10.3 Form of Non-Statutory Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.