Form 10-Q
period 2001-09-30
EPRESENCE INC
filed 2001-11-14
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001        Commission File Number 000-20364

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

Yes |X|    No |_|

Number of shares outstanding of each of the issuer's classes of Common Stock as of October 31, 2001:

                Class                               Number of Shares Outstanding
                -----                               ----------------------------
Common Stock, par value $.01 per share                       23,091,754

                                 EPRESENCE, INC.

                                      INDEX

                                   Page Number

PART I. FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets                                  3
                  September 30, 2001, December 31, 2000 and pro forma
                  December 31, 2000

                  Consolidated Statements of Operations                        4
                  Three and nine months ended September 30, 2001 and 2000
                  and pro forma September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows                        5
                  Nine months ended September 30, 2001 and 2000 and pro forma September 31 and 2000

                  Notes to Consolidated Financial Statements                   6

      Item 2.     Management's Discussion and Analysis of Financial           10
                  Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures About              15
                  Market Risk

PART II. OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                            16

SIGNATURE                                                                     17

EXHIBIT INDEX                                                                 18

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT SHARE AND PAR AMOUNTS)

                                                                                                                    (See Note A)
                                                                                                                     December
                                                                                           September    December     31, 2000
                                                                                            30, 2001    31, 2000     Pro forma
                                                                                          (unaudited)   (audited)   (unaudited)
                                                                                          -----------   ---------   -----------
ASSETS

Current assets:
  Cash and cash equivalents                                                                 $ 30,509    $ 39,726       $ 20,953
  Marketable securities                                                                        9,185     104,207         52,210
  Accounts receivable, less allowances of $2,135, $1,278 and $876, respectively                9,479      20,016         12,867
  Other current assets                                                                         5,908      14,293          6,813
                                                                                            --------    --------       --------

     Total current assets                                                                     55,081     178,242         92,843

Property and equipment, net                                                                    3,519       5,636          4,207
Marketable securities                                                                         24,003       8,249          8,249
Deferred tax asset                                                                               366      13,265         13,265
Goodwill, net of accumulated amortization of $4,441, $2,263 and $2,217, respectively          15,223      29,330         27,090
Investment in unconsolidated affiliate                                                        28,825          --         34,658
Other assets, net of accumulated amortization of $0, $876 and $0, respectively                    92       9,708            218
                                                                                            --------    --------       --------

     Total assets                                                                           $127,109    $244,430       $180,530
                                                                                            ========    ========       ========

LIABILITIES

Current liabilities:
  Accounts payable                                                                          $  2,851    $  4,561       $  3,273
  Accrued compensation                                                                         3,306       5,136          4,402
  Accrued expenses                                                                             6,244       7,577          5,077
  Income taxes payable                                                                           785         737            737
  Deferred revenue                                                                             2,937       4,723          3,211
  Long-term debt, current portion                                                                 --          --            204
                                                                                            --------    --------       --------

     Total current liabilities                                                                16,123      22,734         16,904

Long-term debt                                                                                    --       2,000             --
Deferred tax liability                                                                           366      13,947         13,947
Minority interests in consolidated subsidiaries                                                   --      56,070             --

SHAREHOLDERS' EQUITY

Common stock, $.01 par value; authorized 100,000,000 shares; issued and
 outstanding 26,299,254,  26,063,646 and 26,063,646 shares, respectively                         263         261            261

Additional paid-in capital                                                                   149,746     144,725        145,093
Unearned compensation                                                                         (1,351)     (2,743)        (2,743)
Accumulated (deficit)/earnings                                                                (4,593)     11,619         11,619
Accumulated other comprehensive income                                                           543      24,547         24,179
Treasury stock at cost; 3,136,700, 1,893,000 and 1,893,000 shares, respectively              (33,988)    (28,730)       (28,730)
                                                                                            --------    --------       --------

     Total shareholders' equity                                                              110,620     149,679        149,679
                                                                                            --------    --------       --------

     Total liabilities and shareholders' equity                                             $127,109    $244,430       $180,530
                                                                                            ========    ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                    Three Months Ended September 30,    Nine Months Ended September 30,

                                                                         (See Note A)                        (See Note A)
                                                                            2000                                2000
                                                      2001       2000     Pro forma       2001       2000     Pro forma
                                                   ---------   --------   ---------    ---------   --------   ---------
Revenues                                            $ 10,712   $ 22,705   $ 17,005      $ 39,794   $ 57,933   $ 43,649
Cost of services                                       8,276     10,354      9,372        27,689     26,843     23,895
                                                    --------    -------    -------      --------   --------    -------

Gross profit                                           2,436     12,351      7,633        12,105     31,090     19,754

Operating expenses:
   Sales and marketing                                 3,914     12,908      6,011        14,151     35,887     14,609
   General and administrative                          3,397      4,652      3,774        11,737     13,235     10,817
   Product development                                    --        936         --            --      2,421         --
   Amortization of goodwill and intangibles              680        732        732         2,223      1,485      1,485
   Impairment of goodwill                             12,364         --         --        12,364         --         --
   Other charges                                         750         --         --         4,750         --         --
                                                    --------    -------    -------      --------   --------    -------

      Total operating expenses                        21,105     19,228     10,517        45,225     53,028     26,911
                                                    --------    -------    -------      --------   --------    -------

Operating loss from operations                       (18,669)    (6,877)    (2,884)      (33,120)   (21,938)    (7,157)

Other income/(expense):
   Interest income                                       677      2,251        761         2,339      5,587      2,398
   Interest expense                                       (3)        (7)        (7)          (16)       (59)       (51)
   Other, net                                           (194)     1,141       (335)       37,202     49,875     43,937
                                                    --------    -------    -------      --------   --------    -------

      Total other income                                 480      3,385        419        39,525     55,403     46,284
                                                    --------    -------    -------      --------   --------    -------

(Loss)/income from operations before income
   taxes and loss from unconsolidated affiliate      (18,189)    (3,492)    (2,465)        6,405     33,465     39,127

Loss from unconsolidated affiliate                    (4,705)        --     (1,027)       (9,749)        --     (5,662)
                                                    --------    -------    -------      --------   --------    -------

(Loss)/income before income taxes                    (22,894)    (3,492)    (3,492)       (3,344)    33,465     33,465
Provision/(benefit) for income taxes                   3,484     (1,674)    (1,674)       12,868     16,071     16,071
                                                    --------    -------    -------      --------   --------    -------

Net (loss)/income                                   $(26,378)   $(1,818)   $(1,818)     $(16,212)  $ 17,394    $17,394
                                                    ========    =======    =======      ========   ========    =======

Net (loss)/income per share:
  Basic                                             $  (1.16)   $ (0.08)   $ (0.08)     $  (0.70)  $   0.74    $  0.74
                                                    ========    =======    =======      ========   ========    =======
  Diluted                                           $  (1.16)   $ (0.08)   $ (0.08)     $  (0.70)  $   0.65    $  0.65
                                                    ========    =======    =======      ========   ========    =======

Weighted average number of common shares:
  Basic                                               22,774     23,867     23,867        23,144     23,589     23,589
                                                    ========    =======    =======      ========   ========    =======
  Diluted                                             22,774     23,867     23,867        23,144     26,795     26,795
                                                    ========    =======    =======      ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                          Nine Months Ended September 30,

                                                                                                                 (See Note A)
                                                                                                                     2000
                                                                                         2001         2000         Pro forma
                                                                                       ---------    ---------      ---------
Cash flows from operating activities:
Net (loss)/income                                                                      $(16,212)     $ 17,394      $ 17,394
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
    Gain on sale of investments                                                         (38,678)      (44,556)      (44,556)
    Depreciation and amortization                                                         3,935         3,452         2,747
    Investment in unconsolidated affiliate                                                9,749            --         5,865
    Minority interest                                                                        --        (5,997)           --
    Non-cash advertising and promotion                                                       --         8,794            --
    Loss on disposal of assets                                                            1,179            --            --
    Loss on sale of subsidiary                                                              828            --            --
    Amortization of unearned compensation                                                 1,392           420           420
    Other charges                                                                         3,042            --            --
    Impairment of goodwill                                                               12,364            --            --
    Deferred income taxes                                                                  (682)       (1,479)       (1,479)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 2,883        (2,819)          (24)
      Other current assets                                                                  726        (5,264)       (4,218)
      Other non-current assets                                                              218          (722)         (966)
      Accounts payable and accrued compensation and expenses                             (4,221)       (2,008)       (2,933)
      Deferred revenue                                                                     (217)         (362)       (1,616)
                                                                                       --------      --------      --------

Net cash used in operating activities                                                   (23,694)      (33,147)      (29,366)

Cash flows from investing activities:
    Capital expenditures                                                                 (1,695)       (2,842)       (2,044)
    Proceeds from investment                                                             39,266        45,278        45,278
    Acquisition of goodwill                                                              (2,144)      (25,959)      (25,959)
    Proceeds from marketable securities, net                                              3,172       (44,991)        3,515
                                                                                       --------      --------      --------

Net cash provided by/(used in) investing activities                                      38,599       (28,514)       20,790

Cash flows from financing activities:
    Sale of equity in subsidiary, net                                                        --        86,842            --
    Purchase of treasury stock                                                           (5,258)           --            --
    Proceeds from stock plan purchases, stock options
     and warrants                                                                           120         2,538         1,976
                                                                                       --------      --------      --------

Net cash (used in)/provided by financing activities                                      (5,138)       89,380         1,976

Effect of exchange rate changes on cash and cash equivalents                               (211)          165            70
                                                                                       --------      --------      --------

Net increase/(decrease) in cash and cash equivalents                                      9,556        27,884        (6,530)
Cash and cash equivalents at beginning of the period                                     20,953        29,920        26,453
                                                                                       --------      --------      --------

Cash and cash equivalents at end of the period                                         $ 30,509      $ 57,804      $ 19,923
                                                                                       ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements include the accounts of ePresence, Inc. (the "Company") and its subsidiaries as of September 30, 2001 and for the three and nine months ended September 30, 2001, and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

      In March 2000, Switchboard Incorporated ("Switchboard") consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post-offering the Company owned approximately 41% of Switchboard's outstanding common stock. At September 30, 2001, the Company owned approximately 38% of Switchboard's outstanding common stock. Due to the Company's prior control of the Switchboard Board of Directors through the Switchboard Voting Rights Agreement dated as of June 30, 1999 that allowed the Company to have a majority vote, Switchboard's results were consolidated as part of the Company's financial results through December 31, 2000. In January 2001, the Company, Viacom Inc. ("Viacom") and Switchboard agreed to terminate such Voting Agreement. As a result, the Company no longer controlled the Switchboard Board of Directors. Accordingly, on January 1, 2001, the Company began accounting for its investment in Switchboard under the equity method. As a result, the Company's pro rata share of Switchboard's net loss for the three months and nine months ended September 30, 2001 is presented separately in the Company's unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2001. The Company's pro rata share of Switchboard's equity at September 30, 2001 is included in the investment in unconsolidated affiliate and additional paid-in capital in the Company's unaudited Consolidated Balance Sheet at September 30, 2001. For comparative purposes, the Company has included a pro forma equity method unaudited Consolidated Balance Sheet as of December 31, 2000, a pro forma equity method unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2000 and a pro forma equity method unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2000, on a consistent basis with the current period.

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

                                                                        Three Months Ended      Nine Months Ended
                                                                           September 30,            September 30,
                                                                         2001         2000        2001         2000
                                                                         ----         ----        ----         ----

                                                                              (in thousands except per share data)
      Basic earnings per share Numerator:
           Net (loss)/income                                           $(26,378)    $(1,818)    $(16,212)    $17,394
      Denominator:
           Weighted average common shares outstanding                    22,774      23,867       23,144      23,589
                                                                       --------     -------     --------     -------

      Basic earnings per share                                         $  (1.16)    $ (0.08)    $  (0.70)    $  0.74
                                                                       ========     =======     ========     =======


      Diluted earnings per share Numerator:
           Net (loss)/income                                           $(26,378)    $(1,818)    $(16,212)    $17,394
      Denominator:
           Weighted average common shares outstanding                    22,774      23,867       23,144      23,589
           Weighted average potential common shares                          --          --           --       3,206
                                                                       --------     -------     --------     -------

               Total shares                                              22,774      23,867       23,144      26,795
                                                                       --------     -------     --------     -------

      Diluted earnings per share                                       $  (1.16)    $ (0.08)    $  (0.70)    $  0.65
                                                                       ========     =======     ========     =======

      Options and warrants to purchase 3,977,126 and 1,305,056 shares of common stock outstanding during the three months ended September 30, 2001 and September 30, 2000, respectively, were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,841,376 shares of common stock outstanding during the nine months ended September 30, 2001 were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,782,487 shares of common stock outstanding during the nine months ended September 30, 2000, were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants outstanding exceed the average market price of the Company's common stock during the respective periods.

C.    COMPREHENSIVE INCOME:

      Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                                        Three Months Ended       Nine Months Ended
                                                                          September 30,            September 30,
                                                                         2001         2000        2001         2000
                                                                         ----         ----        ----         ----

                                                                                       (in thousands)
      Net (loss)/income                                                $(26,378)    $(1,818)    $(16,212)    $ 17,394
      Unrealized gain/(loss) on marketable securities                       230         251      (23,879)     (24,786)
      Translation adjustment                                                 73         (94)        (125)        (181)
                                                                       --------     -------     --------     --------

                                                                       $(26,075)    $(1,661)    $(40,216)    $ (7,573)
                                                                       =========    ========    ========     ========

D.    OTHER CHARGES:

      In June 2001, as part of the Company's plan to implement cost-cutting measures, the Company recorded a net pre-tax charge of $4,000,000 related to a workforce reduction of approximately 20%, office closures and asset write-offs as further described below. The Company expects to use $3,400,000 of cash related to these activities.

      In September 2001, as part of the Company's plan to reduce costs in its web solutions business, the Company recorded a net pre-tax charge of $750,000 related to a workforce reduction of approximately 5%, bad debt write-offs and asset write-offs as further described below. The Company expects to use $255,000 of cash related to these activities.

      At September 30, 2001, the Company had utilized approximately $2,173,000 in total of the combined liability of which $1,324,000 was severance related costs, and the remainder related to office closures asset write-offs and bad debt write-offs. The remaining liability at September 30, 2001 was approximately $2,577,000 of which $1,929,000 is expected to be cash related expenditures. The Company anticipates that it will charge a substantial portion of the remaining expenses by the end of fiscal year 2001.

      In May 2001, the Company closed its office in The Netherlands and booked a charge as part of other charges for the costs to close its Netherlands subsidiary.

      The following is a table outlining the year-to-date other charges activity:

                                                   Nine Months Ended September 30, 2001
                                                            (in thousands)

                                                   Total        Cash      Non-cash    Accrual
                                               Other Charges  Payments     Charges    Balance
                                                  ------      ------        ----     ------
      Staff reductions                            $2,037      $1,324        $ --     $  713
      Office closures and other costs              1,648         239          --      1,409
      Bad debts                                      450          --          --        450
      Asset write-offs                               615         143         467          5
                                                  ------      ------        ----     ------

                                                  $4,750      $1,706        $467     $2,577
                                                  ======      ======        ====     ======

E.    SALE OF SUBSIDIARY:

      On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction.

F.    SALE OF INVESTMENT:

      In 1996, the Company made an equity investment of approximately $2,001,000 in Software.com, Inc., a company which supplies Internet messaging solutions to services providers. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). In January 2001, the Company liquidated its Openwave position for net proceeds of approximately $39,266,000.

G.    STOCK REPURCHASE:

      In December 2000, the Board of Directors of ePresence authorized the repurchase of up to $10,000,000 of its common stock on the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from ePresence's existing cash and investment balances along with cash generated from operations. As of September 30, 2001, the Company had expended $5,424,000 toward stock repurchases since inception of this program.

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

I.    IMPAIRMENT OF GOODWILL:

      Due to the decline in current business conditions, we initiated a cost savings program and realigned resources to focus on profit contribution and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $12,364,000 was recorded for the quarter ended September 30, 2001 related to the impairment of goodwill measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill.

J.    DEFERRED TAX VALUATION ALLOWANCE:

      The Company recorded no tax benefit on its operating losses for the quarter ended September 30, 2001, due to the uncertainty of its realization. A full valuation allowance has been provided against that net deferred tax asset. Due to the recognition of this valuation allowance, we recognized an income tax provision of $3,484,000.

K.    SUBSEQUENT EVENT:

      In August 2001, Switchboard entered into a restructuring agreement with Viacom, under which, among other things, Switchboard agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44,500,000 in exchange for, primarily, the reconveyance by Viacom to Switchboard of approximately 7,500,000, shares of Switchboard's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard's common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard's series E special voting preferred stock. In addition, as part of the restructuring of Switchboard's relationship with Viacom, its license to use specified CBS trademarks will terminate on a date no later than three months after the closing of the transactions contemplated by Switchboard's restructuring agreement with Viacom and the Company.

      On October 26, 2001, Switchboard obtained approval for the restructuring agreement by its stockholders and closed the contemplated transactions. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of Switchboard's special voting preferred stock resigned as directors of Switchboard. Due to the reduction in the number of outstanding shares of Switchboard's stock associated with the closing, the Company became Switchboard's majority stockholder, owning approximately 54% of Switchboard's outstanding stock.

      In connection with the termination of its advertising and promotion agreement with Viacom, Switchboard will report a one-time, non-cash accounting loss equal to approximately $22,200,000 in the fourth quarter of this year, which will be reported as other income and expense in Switchboard's statement of operations. The non-cash accounting loss results from the difference between the net present value of Switchboard's remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard's common and preferred stock reconveyed and the warrants cancelled.

      In addition, in October 2001, Switchboard announced a restructuring of its operations. As a result of the restructuring, Switchboard expects to record a pre-tax restructuring charge of approximately $5,000,000 to $7,000,000 in the three months ending December 31, 2001. The restructuring charge will provide for certain facility closures, asset impairments and infrastructure actions.

      Due to the reduction in the number of outstanding shares of Switchboard's stock associated with the closing, the Company became Switchboard's majority stockholder and beneficial owner of approximately 54% of Switchboard's outstanding stock. This ownership percentage could result in the Company accounting for its investment in Switchboard under the consolidation method of accounting in subsequent quarters. If the consolidation method of accounting is used by the Company, Switchboard's revenues, expenses and other income and expense would be consolidated in the Company's Consolidated Statement of Operations while the minority interest in Switchboard would be eliminated through consolidated other income and expense and Switchboard's assets and liabilities would also be consolidated in the Company's Consolidated Balance Sheet as of December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      PRO FORMA EQUITY METHOD PRESENTATION

      In March 2000, Switchboard consummated an initial public offering. Pre-offering, the Company owned approximately 53% of Switchboard's outstanding common stock, and post-offering the Company owned approximately 41% of Switchboard's outstanding common stock. At September 30, 2001, the Company owned approximately 38% of Switchboard's outstanding common stock. Due to the Company's prior control of the Switchboard Board of Directors through the Switchboard Voting Rights Agreement dated as of June 30, 1999 that allowed the Company to have a majority vote, Switchboard's results were consolidated as part of the Company's financial results through December 31, 2000. In January 2001, the Company, Viacom and Switchboard agreed to terminate such Voting Agreement. As a result, the Company no longer controlled the Switchboard Board of Directors.

      Accordingly, on January 1, 2001, the Company began accounting for its investment in Switchboard under the equity method. As a result, the Company's pro rata share of Switchboard's net loss for the three months and nine months ended September 30, 2001 is presented separately in the Company's unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2001. The Company's pro rata share of Switchboard's equity at September 30, 2001 is included in the investment in unconsolidated affiliate and additional paid-in capital in the Company's unaudited Consolidated Balance Sheet at September 30, 2001. For comparative purposes, the Company has included a pro forma equity method unaudited Consolidated Balance Sheet as of December 31, 2000, a pro forma equity method unaudited Consolidated Statement of Operations for the three months and nine months ended September 30, 2000 and a pro forma equity method unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2000, on a consistent basis with the current period.

      GENERAL

      As a result of unfavorable economic conditions, and resultant lengthened sales cycles and decreased and deferred technology spending for many of our customers and potential customers we implemented a cost-reduction program in the second quarter of 2001 to better align the Company's resources with current revenue expectations. The cost-reduction program includes staff reductions, office closures and asset write-offs.

      In the third quarter of 2001, we experienced lower than anticipated revenue from our web solutions business. Accordingly, in September 2001, we recorded a charge of $0.8 million related to a workforce reduction of approximately 5%, bad debt write-offs and asset write-offs. The charge was composed of $0.3 million for severance costs, $0.1 for asset write-offs and $0.4 million for bad debt write-offs. The Company expects to use $0.3 million of cash related to these activities.

      At September 30, 2001, the Company had utilized approximately $2.2 million in total of the combined liability for severance related costs, office closures, asset write-offs and bad debt write-offs. The remaining liability at September 30, 2001 is approximately $2.6 million, of which $1.9 million is expected to be cash related expenditures. The Company anticipates that it will charge a substantial portion of the remaining expenses by the end of fiscal year 2001.

      Total revenues for the three-month periods ended September 30, 2001 and 2000 were $10.7 million and $17.0 million, respectively. The decrease in 2001 was principally due to the sale of our Australian subsidiary in March 2001 and closing of our operation in The Netherlands in May 2001 and lower revenues from our web solutions business. Total revenues for the nine-month periods ended September 30, 2001 and 2000 were $39.8 million and $43.7 million, respectively. The decrease in 2001 was principally due to the sale of our Australian subsidiary, the closing of our operation in The Netherlands and lower revenues from our web solutions business. International revenues for the three-month periods ended September 30, 2001 and 2000 were $0.8 million and $2.8 million, respectively. International revenues for the nine-month periods ended September 30, 2001 and 2000 were $4.4 million and $6.7 million, respectively. The decreases in 2001 were due primarily to the sale of our Australian subsidiary in March 2001 and the closing of our subsidiary in The Netherlands in May 2001. Accordingly, for the remainder of 2001, we anticipate that our international revenues will be lower in absolute dollars and as a percentage of total revenues when compared to the corresponding periods in the prior year. International revenues accounted for 8% and 16% of total revenues for the three-month periods ended September 30, 2001 and 2000, respectively, and 11% and 15% of total revenues for the nine-month periods ended September 30, 2001 and 2000.

      Cost of services were $8.3 million and $27.7 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $9.4 and $23.9 for the corresponding periods in 2000. The decrease for the three-month comparative was primarily due to lower international costs of services due to the sale of our Australian subsidiary and the closing of our operation in The Netherlands. The increase for the nine-month comparative was primarily due to staffing increases in the second half of 2000 in anticipation of continued expansion of our consulting business as well as increases in third-party product costs incurred as part of select consultancy engagements. Cost of services as a percentage of revenues were 77% and 70% for the three-month and nine-month periods ended September 30, 2001, respectively, as compared to 55% for both of the corresponding periods in the prior year primarily due to lower revenues for our web solutions business in the three-month period ended September 30, 2001.

      Sales and marketing expenses were $3.9 million and $14.2 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $6.0 and $14.6 for the corresponding periods in 2000. These decreases were due primarily to cost reduction initiatives related to the sale of our business in Australia and the closing of our operations in The Netherlands, and the occurance of branding initiatives in 2000. Sales and marketing expenses as a percentage of revenues were 37% and 36% for the three-month and nine-month periods ended September 30, 2001, respectively, as compared to 35% and 33%, respectively, for both of the corresponding periods in the prior year.

      General and administrative expenses were $3.4 million and $11.7 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $3.8 and $10.8 for the corresponding periods in 2000. The decrease for the three-month period comparative was primarily attributable to cost reduction initiatives. The increase for the nine-month period comparative was primarily attributable to additional salaries and depreciation expenses related to the companies we acquired in 2000 as well as an incremental bad debt provision. General and administrative expenses as a percentage of revenues were 32% and 29% for the three-month and nine-month periods ended September 30, 2001, respectively, as compared to 22% and 25%, respectively, for the corresponding periods in the prior year.

      Amortization of goodwill expenses were $0.7 million and $2.2 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $0.7 million and $1.5 million for the corresponding periods in 2000. The increase for the nine-month period comparative was due to the acquisition of two services companies in the first and second quarters of 2000. Amortization of goodwill expenses as a percentage of revenues were 6% for both the three-month and nine-month periods ended September 30, 2001, respectively, as compared to 4% and 3% for the corresponding periods in the prior year. During the quarter ended September 30, 2001, using the discounted cash flow method, we determined that the carrying value of goodwill recorded in connection with prior acquisitions was impaired. An impairment charge totaling $12.4 million was recorded during the quarter ended September 30, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. There can be no assurance that we will not experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

      Other charges were $0.8 million and $4.8 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with no other charges for the corresponding periods in 2000. These increases were due to the costs charged in association with the reduction of our web solutions business workforce by approximately 5%, office closings, asset write-offs and bad debt write-offs. Other charges as a percentage of revenues were 7% and 12% for the three-month and nine-month periods ended September 30, 2001, respectively, as compared to no other charges for the corresponding periods in the prior year.

      Other income was $0.5 million and $39.5 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $0.4 and $46.3 for the corresponding periods in 2000. The decrease for the nine-month period comparative was due primarily to a gain of approximately $38.7 million from the sale of shares in Openwave in the nine-month period ended September 30, 2001 as compared to a gain of approximately $44.6 million from the sale of shares in Software.com in the nine-month period ended September 30, 2000.

      Losses from unconsolidated affiliate were $4.7 million and $9.7 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared with $1.0 and $5.7 for the corresponding periods in 2000. These increases were due to increases in the unconsolidated affiliate's net loss for the three-month and nine-month periods ended September 30, 2001, compared to the corresponding periods in 2000.

      Our effective tax rate for the three-month and nine-month periods ended September 30, 2001 and 2000 were negatively impacted by our deconsolidation of Switchboard for tax purposes upon our percentage ownership change on September 30, 1999. No tax provision, other than that required for foreign income and foreign withholding taxes, was recorded for the three-month and nine-month periods ended September 30, 2001 and 2000, due to our previously recorded net operating losses. The Company recorded no tax benefit on its operating losses for the quarter ended September 30, 2001, due to the uncertainty of its realization. A full valuation allowance has been provided against such net deferred tax asset. Due to the recognition of this valuation allowance, we recognized an income tax provision of $3.5 million in the three-month period ended September 30, 2001.

      LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased from $75.9 million at December 31, 2000 to $39.0 million at September 30, 2001. This decrease was primarily due to repositioning approximately $15.8 million in marketable securities to a long-term position, $16.0 million operating loss, excluding other charges and impairment of goodwill, and $5.3 million in treasury stock repurchases. This decrease was offset by various operating, investing and financing activities. At September 30, 2001, cash and cash equivalents combined with marketable securities were $63.7 million, compared with $81.4 million at December 31, 2000. Cash and cash equivalents increased $9.6 million from December 31, 2000 resulting in a cash balance of $30.5 million at September 30, 2001.

      During the nine months ended September 30, 2000, we sold shares of Software.com common stock resulting in a net realized gain of approximately $44.6 million. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). During the nine months ended September 30, 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $38.7 million.

      In January 2000, we acquired ePresence, Inc. (now the Company's web solution business), a privately held e-business services company based in Red Bank, New Jersey that specialized in web-design, development and integration. The estimated purchase price of the acquisition is approximately $12.6 million comprised of cash and our common stock. The acquisition is accounted for using the purchase method of accounting.

      In May 2000, we acquired Strategic Network Designs, Inc. a privately held e-business services company based in Clark, New Jersey, that specialized in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of the acquisition was $22.5 million, comprised of cash and our common stock. The transaction has been accounted for using the purchase method of accounting.

      The Company has a $10.0 million line of credit agreement with Fleet National Bank. We had no borrowings under the line of credit outstanding at September 30, 2001.

      In December 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock will be at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares will come from ePresence's existing cash and investment balances along with cash generated from operations. As of September 30, 2001, the Company had expended $5.4 million toward stock repurchases.

      In the three-month period ended June 30, 2001, we recorded a charge of $4.0 million for the reduction of staff, facilities closures and asset write-offs. We anticipate expending approximately $3.4 million in cash. Through September 30, 2001, we have expended $1.7 million with respect to this charge.

      In the three-month period ended September 2001, we recorded a charge of $0.8 million for the reduction of staff, bad debt write-offs and asset write-offs related to our web solutions business. We anticipate expending approximately $0.3 million in cash. Through September 30, 2001, we have expended no cash with respect to this charge.

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

      The Company has undertaken strategic initiatives to grow its business while reducing costs. Any failure of these initiatives could have a material adverse effect on us.

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

      As part of our strategic focus on services, on January 11, 1999, we announced a global alliance with Microsoft Corporation ("Microsoft") to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. The agreement contains various obligations and milestones that must be met by us, including the certification of 500 Microsoft-trained professionals. On July 23, 2001, Microsoft and ePresence signed an amendment to the alliance agreement, which among other things, waives the requirement for any further certifications or milestones.

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

      In 1999, we announced our intention to acquire additional professional services companies in an attempt to strengthen our expanding consulting services business activities. In 2000, we completed two acquisitions, described in "Liquidity and Capital Resources" under Item 2 herein. Any failure by us to effectively identify and acquire additional companies, integrate and assimilate acquired companies, and any failure of acquired companies to perform as expected, could have a material adverse effect on us.

      In the three-month periods ended September 30, 2001 and 2000, international revenues accounted for 8% and 15%, respectively, of the Company's revenues. International revenues may be adversely affected by factors such as local or global economic conditions, political uncertainty, currency fluctuations and governmental regulation. For example, our results of operations in 1998 were adversely affected by global economic uncertainty, and in particular, the financial market instability in Asia. There can be no assurance such uncertainty will not continue to adversely affect our operating results. In addition, there can be no assurance that the termination of the Company's operations in Australia and The Netherlands will positively affect our operating results.

      In the three-month period ended September 30, 2001, we determined that the goodwill recorded in connection with the two prior acquisitions was impaired and recorded a charge. There can be no assurance that we will not experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

      We own 9,802,421 shares of Switchboard's common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard's common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives and investors' perceptions. Volatility in the trading price of Switchboard's common stock could have a material adverse effect on our financial condition. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard's common stock. If Switchboard's trading price declines, the trading price of our common stock will likely decline as well.

      Through 2000, Switchboard's results of operations were consolidated as part of our results of operations. Beginning in 2001, Switchboard's results of operations have been accounted for under the equity method of accounting, whereby we have included our pro rata share of Switchboard's net income or loss as a separate line item in our statement of operations. As the Company's ownership percentage in Switchboard had increased to 54% on October 26, 2001, this could result in the Company returning to consolidation accounting in subsequent quarters regarding its investment in Switchboard. Switchboard, which has a history of incurring net losses, expects its net losses to continue through at least 2001 as a result of planned increases in operating expenses and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKETEBLE SECURITES

      The Company had $33.2 million of marketable securities as of September 30, 2001, which are invested in US agencies, bonds and notes and repurchase agreements. Each ten percent decrease in the market value of these securities would decrease the Company's total assets by $3.3 million. While the Company has in the past used hedging contracts to manage exposure to changes in the value of marketable securities, the Company is not currently a party to any such contract. The Company may use hedging contracts in the future. A significant decline in the value of the Company's marketable securities would have a material adverse effect on the Company's financial condition.

      INTEREST RATE

      The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $33.5 million (which approximates the average amount invested in these securities during the nine months ended September 30,
      2001), each one percentage point decrease in the applicable interest rate would result in a $0.3 million decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material effect on the Company's operating results or financial condition.

      FOREIGN CURRENCY

      Most of the Company's international revenues are denominated in foreign currencies. During the three months ended September 30, 2001, foreign currency translation resulted in a $45 thousand decline in net revenues. During the nine months ended September 30, 2001, foreign currency translation resulted in a $26 thousand gain in net revenues. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. The Company does not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on the Company's operating results or financial condition.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

      During the quarter ended September 30, 2001, the Company filed two reports on Form 8-K, one dated August 13, 2001 and the other dated September 7, 2001. Each Form 8-K was filed pursuant to Item 9 of Form 8-K and the August 13, 2001 report was regarding an analysts presentation, and the September 7, 2001 report was regarding a technology conference presentation. No other reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                 EPRESENCE, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EPRESENCE, INC.

Date: November 14, 2001           By: /s/ Richard M. Spaulding
                                      ------------------------
                                      Richard M. Spaulding
                                      Senior Vice President and Chief Financial
                                      Officer, Treasurer and Clerk
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number   Title of Document
--------------   -----------------

   10.1          Secured Promissory Note issued to the Company by Richard M.
                 Spaulding, dated July 26, 2001
   10.2          Secured Promissory Note issued to the Company by Anthony J.
                 Bellantuoni, dated July 26, 2001
   10.3 Secured Promissory Note issued to the Company by Scott G. Silk, dated July 26, 2001
   10.4 Amendment No. 1 to Executive Retention Agreement between the Company and Richard M. Spaulding dated July 26, 2001
   10.5 Amendment No. 1 to Executive Retention Agreement between the Company and Anthony J. Bellantuoni dated July 26, 2001
   10.6 Amendment No. 1 to Employment Letter between the Company and Scott G. Silk dated July 26, 2001
   10.7 Amendment No. 1 to Pledge Agreement between the Company and Richard M. Spaulding dated July 26, 2001
   10.8 Amendment No. 1 to Pledge Agreement between the Company and Anthony J. Bellantuoni dated July 26, 2001
   10.9 Amendment No. 1 to Pledge Agreement between the Company and Scott G. Silk dated July 26, 2001