Form 10-K405
period 2001-12-31
EPRESENCE INC
filed 2002-04-01
CIK 888711

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K
                                  (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

                         Commission File No. 000-20364

                               -----------------

                                ePresence, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                    Massachusetts              04-2798394
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

               120 Flanders Road, Westboro, Massachusetts 01581
             (Address and Zip Code of Principal Executive Offices)

                                 508-898-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on a per share fair market value as of March 22, 2002 of $4.01, was approximately $62,056,992. For this purpose, any officer, director or 5% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

   On March 22, 2002, there were 22,830,539 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Specifically identified portions of the Registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 in connection with the Company's 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================
                                ePresence, Inc.

                           Index to Annual Report on
                           Form 10-K filed with the
                      Securities and Exchange Commission
                         Year Ended December 31, 2001

                              Items in Form 10-K

                                                                                    Page No.
                                                                                    --------
                                           PART I
Item 1.  Business..................................................................     3
Item 2.  Properties................................................................     7
Item 3.  Legal Proceedings.........................................................     7
Item 4.  Submission of Matters to a Vote of Security Holders.......................     7
         Executive Officers of the Registrant......................................     8
                                          PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....     9
Item 6.  Selected Financial Data...................................................     9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................    11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk................    23
Item 8.  Financial Statements and Supplementary Data...............................    24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure................................................................    52
                                          PART III
Item 10. Directors and Executive Officers of the Registrant........................    52
Item 11. Executive Compensation....................................................    52
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters.......................................................    52
Item 13. Certain Relationships and Related Transactions............................    52
                                          PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........    52
         Signatures................................................................    62

                          FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "will", "believe", "anticipate", "plan", "expect" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" which is in
Part II of this Annual Report on Form 10-K. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

                                    PART I

ITEM 1.  BUSINESS

General

   ePresence, Inc., ("ePresence," the "Company" or the "Registrant"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 21, Segment Information, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

   "ePresence" is a servicemark of the Company. Other trademarks, tradenames and servicemarks used in this Annual Report on Form 10-K are the property of their respective companies or organizations.

Services

   ePresence is a leading consulting and systems integration company delivering directory based solutions that help companies improve customer service, enhance security and reduce costs. Our primary service offerings include enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services.

   Enterprise directory and security services consist of directory and security solutions that allow customers to manage and protect user identity, access and security information across an enterprise. ePresence provides a business-focused, collaborative approach to the planning, design, deployment and management of enterprise directory and security services. We provide services that include: structured workshops to explore the specific values, benefits and business and technical considerations for deploying directory and meta-directory services in an enterprise; a directory discovery service which is an investigation that identifies and defines the technical and functional specifications for a directory services engagement; directory concept prototype development, where we build a limited, yet functional, model of a directory solution; directory architecture, planning and design, which is a design process that creates the directory architecture and detailed design and develops a comprehensive implementation plan; directory implementation which is the deployment of the directory services implementation plan; and directory optimization, which is an ongoing service to provide administrative support of directory services, performance monitoring, software and systems upgrades, new application integration and ongoing maintenance.

   Information technology platform services involve migration to and deployment of the latest operating system or infrastructure platform to allow customers to form a solid base for integrating high-value business applications. ePresence consultants provide platform-specific expertise and project management support to help organizations move to next generation platforms, while providing a wide range of services and capabilities designed to help organizations maximize new platform benefits. These include packaged services, such as structured workshops that use interactive, client-focused sessions to explore the specific values, impacts and business and technical considerations for deploying a new platform. Microsoft QuickStart (MSQS) Planning Programs for Windows 2000 and Exchange 2000 and Business Desktop are offered in cooperation with Microsoft. MSQS programs consist of intense, interactive design sessions with ePresence and Microsoft consultants followed by documentation, review and agreement before moving to the next topic. MSQS Special Edition for Novell NetWare is offered exclusively by ePresence, which consists of a Novell NetWare-specific edition of the MSQS program, with additional content and focus on helping NetWare customers understand and correlate the differences between their current environment and their new one. ePresence also provides custom platform services ranging from planning and design to migration and deployment to operations and optimization.

   Electronic provisioning services allow customers to provide their employees, partners and customers with fast, convenient electronic access to appropriate company resources and applications. We understand that today it is even harder to manage the provisioning process because of the growing variety of systems within an organization and the high cost of managing user identities and permissions across organizations. Electronic provisioning streamlines the provisioning process while making it more secure, and it also facilitates de-provisioning (the rapid removal of access rights when a user leaves a company) which is especially critical to enterprise security. ePresence provides a full range of services around the planning, design, deployment and management of an electronic provisioning solution. These services include: structured workshops that use interactive, client-focused sessions to explore the specific values, impacts and business and technical considerations for deploying an electronic provisioning system; a provisioning discovery, which is an investigation that identifies and defines the technical and functional specifications necessary for an electronic provisioning solution; a provisioning concept prototype development, where we build a limited, yet functional, model of a provisioning solution; a provisioning architecture, planning and design, which is a design process that creates a detailed provisioning architecture and develops a comprehensive implementation plan; provisioning implementation, which is the deployment of the provisioning implementation plan; and provisioning optimization, which is an ongoing service to provide administrative support of the provisioning system, performance monitoring, software and systems upgrades, new application integration and ongoing maintenance.

   Next generation portal services enable customers to provide their employees, partners and customers with a single point of secure access, available anywhere, to all of the information and resources these groups need through intranets, extranets and web sites. Next generation portal services include: structured workshops that use interactive, client-focused sessions to explore the specific values, impacts, and business and technical considerations for deploying portals; portal discovery, which is an investigation that identifies and defines the technical and functional specifications necessary for a next generation portal project; portal concept prototype, where we build a limited, yet functional, model of the portal; and portal optimization, which provides administrative support, baselining, monitoring, maintenance and operations.

   Operations management services allow customers to operate and optimize enterprise solutions on an outsourced basis. These services consist of: systems operations management, whereby we work with our customers to identify the infrastructure components that need managed support and to create a support solution; operations transition management, which takes an organization through a seamless transition from one environment to another; and optimization services. ePresence also provides custom operations management services to satisfy a variety of needs a large IT organization might face.

   During 2001, with respect to services, we focused our efforts on improving our operational efficiency primarily through the sale of our Australian subsidiary, our exit from The Netherlands, domestic staff reductions, the integration of two companies acquired in 2000, expanding and enhancing our service offerings, continuing to invest in sales and marketing domestically, and establishing new strategic alliances and strengthening existing partnerships.

Switchboard Incorporated

   Switchboard Incorporated ("Switchboard"), our majority-owned subsidiary (Nasdaq: SWBD), is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and "brick and mortar" merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching, and interactive maps and driving directions. Its web site, Switchboard.com, is a showcase for its technology and breadth of directory product offerings, and is a resource to consumers and businesses alike.

   On March 2, 2000, Switchboard consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard's outstanding common stock. Subsequent to the IPO and through December 31, 2000 we continued to consolidate Switchboard's results as part of our financial results as, notwithstanding our 38% ownership of Switchboard's outstanding common stock during this period, the Company maintained control over Switchboard's board of directors under a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. ("Viacom"). As a result of the termination of this Voting Rights Agreement on January 1, 2001, we ceased consolidating Switchboard's results as part of our financial results for the first three quarters of 2001 and accounted for our ownership interest in Switchboard under the equity method of accounting. On October 26, 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and the Company owning approximately 54% of Switchboard's outstanding common stock. Due to our majority ownership, we have retroactively consolidated Switchboard's results as part of our 2001 financial results beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. As of March 22, 2002, we own approximately 52% of Switchboard's outstanding common stock. See Note 23, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

   Switchboard regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property as critical to its success and relies on a combination of intellectual property law, trade secret protection and confidentiality and license agreements to protect its proprietary rights. All of Switchboard's employees have executed confidentiality and assignment of invention agreements. As of December 31, 2001, Switchboard had six patents issued by the U.S. Patent and Trademark Office, two patents issued by the Canadian Intellectual Property Office and six patent applications pending, all of which relate to the operation, features or performance of its web site. In addition, Switchboard licenses software, content and other intellectual property from third parties and the software code underlying Switchboard.com contains software code which is licensed by third parties. Switchboard's intellectual property rights may be successfully challenged by others and the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

   For a further discussion of the Company's relationship with Switchboard, see
Note 25, Related Parties, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from
Item 8 herein.

Customers

   Our services customers, which include many Fortune 1000 companies, typically are medium to large-size businesses, financial institutions, professional organizations and government entities, each with multiple sites dispersed over wide geographic areas. In 2001, we initiated a number of new consulting engagements with leading organizations such as ChevronTexaco, Marriott, Automatic Data Processing (ADP), Saint Barnabas Healthcare Systems, Turner Construction, and Underwriter's Laboratories Inc. (UL).

   For the year ended December 31, 2001, ChevronTexaco accounted for 11% of consolidated revenues in 2001. No one customer accounted for more than ten percent of consolidated revenues in 2000 and 1999.

Sales and Marketing

   We market our services primarily through sales professionals located in the United States. Our principal U.S. regional offices are based in or near Boston, Dallas, Detroit, New York and Washington, D.C. This regional focus, combined with our local service approach, helps us to develop strong market presence and recognition in each of our local markets. Our sales professionals operate through a coordinated process to evaluate prospective customers and secure new engagements.

   Our sales efforts are supplemented by marketing and communications activities that are pursued to generate leads and build brand recognition in the marketplace. These activities include a telemarketing program, public relations program, attendance at industry conferences and business events, sales and marketing materials, public speaking opportunities and general branding initiatives.

   We have established alliances, including with the following companies, to support our services solutions selling: Access360, Business Layers, IBM, Microsoft, Netegrity, Stellent, Sun/iPlanet, The Burton Group and Vignette.

Competition

   The consulting and systems integration services business is highly fragmented and increasingly competitive with no dominant set of consulting or systems integration companies that we directly compete against. We believe that our services business currently competes principally with consulting and systems integration firms, application vendors and internal information systems groups. Many of these companies have greater financial, technical and marketing resources than we have and generate greater revenues and have greater name recognition than us. In addition, there are relatively low barriers to entry into our markets, and we have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe the primary factors upon which competition in our industry are based are delivery capability including technical and business knowledge, strong methodology, partnerships and successful client implementations.

   Switchboard's competition consists of traditional and online white and yellow pages publishers, companies providing alternative web-enabled white and yellow page directories, companies providing alternative web-enabled advertising solutions for small businesses and traditional advertising media, including TV, radio and print. Switchboard competes in the markets for Internet content, services, and advertising. These markets are highly competitive, and Switchboard expects competition to increase in the future with the entrance of new competitors. The online local advertising market is rapidly developing.

Employees

   At December 31, 2001, we employed 281 persons, including 235 in sales, marketing, professional services delivery and related activities; and 46 in finance, legal, administration and human resources. In addition, Switchboard employed 80 persons as of such date. We have no collective bargaining agreement with respect to our employees. We believe that our relations with employees are good.

International Operations

   As a part of the Company's plan to improve results, in March 2001 the Company sold its Australian subsidiary, in May 2001 it shut down its operations in The Netherlands and in the first quarter of 2002, the Company decided to close its remaining international operations in the United Kingdom and Germany. As a result of the actions regarding the United Kingdom and Germany, we anticipate non-recurring charges of $2,000,000 to $3,000,000 in the first quarter of 2002. See Note 21, Segment Information and Note 26, Subsequent Events, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from Item 8 herein.

ITEM 2.  PROPERTIES

   Our principal administrative and sales and marketing facilities are located in Westboro, Massachusetts and consist of approximately 79,203 square feet under a lease that expires on July 31, 2005, with an aggregate annual base rent of approximately $424,000. We sublease approximately 25,500 square feet of this space to Switchboard, under a sublease that expires on December 31, 2002, with an aggregate annual base rental income of approximately $518,000. We lease and occupy sales offices in 7 additional locations throughout the United States and Canada.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject. In November 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard's initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. The complaint alleges that the registration statement and final prospectus relating to Switchboard's initial public offering contained material misrepresentations and/or omissions related, in part, to excessive and undisclosed commissions allegedly received by the underwriters from investors to whom the underwriters allegedly allocated shares of the initial public offering. The complaint seeks an unspecified amount of damages. This class action lawsuit is similar to over 300 others filed recently against companies that went public between 1998 and 2000. Switchboard believes the claims against it and its officers, former officers and directors are without merit and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company's executive officers as of March 22, 2002 were as follows:

     Name                   Age Position
     ----                   --- --------
     William P. Ferry...... 49  Chairman of the Board, President and Chief
                                Executive Officer

     Anthony J. Bellantuoni 50  Senior Vice President, Human Resources

     Rodney P. Jackson..... 51  Senior Vice President, Americas

     Scott G. Silk......... 44  Senior Vice President, Sales and Marketing

     Richard M. Spaulding.. 42  Senior Vice President and Chief Financial
                                Officer, Treasurer and Clerk

   Mr. Ferry, Chairman of the Board, President and Chief Executive Officer, joined the Company in February 1997. Mr. Ferry has been Chairman of the Board since October 1997 and has been a director of the Company and served as President and Chief Executive Officer since joining the Company. Mr. Ferry has served as a Director of Switchboard since March 1997 and has been Switchboard's Chairman of the Board since February 1998. From August 1990 to February 1997, he served in various management capacities at Wang Laboratories, Inc., a global network and desktop integrating and services company, including President, Services Division from July 1994 to February 1997 and Senior Vice President and General Manager, North American Operations from January 1993 to July 1994.

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

   Mr. Jackson, Senior Vice President, Americas, joined the Company in August 1999. Prior to joining the Company, Mr. Jackson was Vice President, Worldwide Financial Services Industry Practice at Compaq Computer Corporation (formerly Digital Equipment Corporation), a global supplier of computing systems and solutions, from 1998 to July 1999. Mr. Jackson was Vice President, Worldwide Network and Systems Integration Services Business Operations at Digital Equipment Corporation from 1996 to 1998. Mr. Jackson also held various senior management positions at Digital Equipment Corporation from 1980 to 1996.

   Mr. Silk, Senior Vice President of Sales and Marketing, joined the Company in January 1999. Prior to joining the Company, Mr. Silk was President of North American Operations and Vice President of Worldwide Marketing at Gentia Software, a software company specializing in data warehousing and analytical applications, from January 1997 to January 1999. In 1996, Mr. Silk was Vice President of Sales and Marketing at Actium Corporation, a systems integration firm. From 1980 to 1995, he held a variety of senior level sales, marketing and general management positions at Unisys Corporation.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Information with respect to this item may be found under Item 6, "Selected Financial Data" of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                                             Years ended December 31,
                                                 ------------------------------------------------
                                                   2001      2000      1999      1998      1997
                                                 --------  --------  --------  --------  --------
                                                     (in thousands, except per share amounts)
Statement of operations data:
   Revenues:
       Services................................. $ 51,711  $ 61,300  $ 37,494  $ 21,320  $  9,797
       Switchboard..............................   16,026    20,310     8,304     6,513       709
       Total revenues...........................   67,737    81,610    45,798    27,833    10,506
       Loss from continuing operations/1,2/.....  (99,032)  (29,963)  (16,740)  (12,321)  (11,964)
       Net (loss)/income/3,4/...................  (36,841)   15,055    28,149     1,115   (16,908)
Net (loss)/income per share:
   Basic........................................ $  (1.60) $   0.64  $   1.33  $   0.06  $  (0.97)
   Diluted...................................... $  (1.60) $   0.56  $   1.11  $   0.06  $  (0.97)
Balance sheet data:
   Working capital.............................. $ 49,792  $120,593  $112,443  $ 10,249  $ (2,732)
   Total assets.................................  171,491   231,165   174,450    43,389    42,928
   Total shareholders' equity...................  112,778   149,679   115,367    56,210     5,077

  QUARTERLY FINANCIAL INFORMATION
    (UNAUDITED)
                                                 2001 Quarters Ended
                                       ---------------------------------------
                                        Dec. 31   Sept. 30  June 30   March 31
                                       --------   --------  --------  --------
                                       (in thousands, except per share amounts)
  Revenues:
     Services......................... $ 11,917   $ 10,712  $ 13,115  $ 15,967
     Switchboard......................    3,787      3,171     4,798     4,270
     Total revenues...................   15,704     13,883    17,913    20,237
  Loss from continuing operations/1,2/  (37,966)   (31,803)  (16,393)  (12,870)
  Net (loss)/income...................  (20,704)   (26,378)   (5,867)   16,108
  Net (loss)/income per share:
     Basic............................ $  (0.92)  $  (1.16) $  (0.25) $   0.68
     Diluted.......................... $  (0.92)  $  (1.16) $  (0.25) $   0.64
         Stock price (close):
            High...................... $   4.94   $   3.75  $   4.94  $   7.81
            Low....................... $   2.81   $   2.73  $   3.35  $   4.00

                                                 2000 Quarters Ended
                                       ---------------------------------------
                                        Dec. 31     Sept. 30 June 30  March 31
                                       -------      -------- -------  --------
                                       (in thousands, except per share amounts
    Revenues:
       Services....................... $17,651      $17,005  $14,593  $12,051
       Switchboard....................   6,026        5,700    4,766    3,818
       Total revenues.................  23,677       22,705   19,359   15,869
    Loss from continuing operations/1/  (8,025)      (6,877)  (5,745)  (9,315)
    Net (loss)/income.................  (2,339)      (1,818)  (1,113)  20,328
    Net (loss)/income per share:......
       Basic.......................... $ (0.10)     $ (0.08) $ (0.05) $  0.88
       Diluted........................ $ (0.10)     $ (0.08) $ (0.05) $  0.73
           Stock price (close):
              High.................... $  7.06      $  9.06  $ 16.75  $ 39.75
              Low..................... $  3.44      $  6.06  $  6.69  $ 15.75

   For additional discussion on items such as discontinued operations, the Company's name change, sales of Software.com shares and non-cash CBS advertising expense, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

   1. Includes approximately $9,680 and $11,824 in non-cash CBS advertising expense in 2001 and 2000, respectively. Includes a $22,203 non-cash loss on Switchboard's exchange of remaining advertising credits with Viacom for Switchboard stock for 2001.

   2.  Includes impairment of goodwill charge of approximately $12,364.

   3. Includes a net realized gain of approximately $38,678 in 2001 for the sale of shares in Openwave. Includes a net realized gain of approximately $44,556 in 2000 for the sale of shares in Software.com.

   4. During 1999, the Company recorded a net gain of approximately $16,586 for the sale of shares in an unaffiliated company, a one-time benefit from the reversal of deferred tax asset reserves of $21,655, and a one-time charge of $3,000, net of taxes, for the loss on disposal of business.

   The Company's common stock trades on the Nasdaq National Market under the symbol "EPRE." The Company has not paid cash dividends on its common stock and has historically retained earnings for use in its business. The Company has no present intention to pay dividends. The Company intends to review its policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

   On March 22, 2002, the Company had 8,430 shareholders of record.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   ePresence has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 21 Segment Information in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

   ePresence is a leading consulting and systems integration company delivering directory based solutions that help companies improve customer service, enhance security and reduce costs. Our primary service offerings include enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. In addition, as of December 31, 2001, the Company owned approximately 54% of Switchboard's outstanding common stock and, therefore, consolidated Switchboard's results with its financial results. Switchboard is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and "brick and mortar" merchants across a full range of Internet and wireless platforms.

   In 2001, as a result of unfavorable economic conditions and to offset declines in revenue particularly associated with our web solutions business, we took a number of actions to mitigate the negative effects of these conditions while enhancing our competitive capabilities. Cost reduction initiatives included the sale of our Australian subsidiary, the closing of our operation in The Netherlands, office closures, asset write-offs and reductions in staff. In January 2002, we announced our plans to close our remaining international operations, Germany and the United Kingdom, during the first quarter of 2002. These actions will allow us to better align the Company's resources with revised revenue expectations and fully focus on the domestic market.

   During 2000, we focused our efforts on strengthening our position in the services marketplace with the acquisition of two services companies and the initial public offering of Switchboard. Due to these acquisitions and an increase in engagements, the Company was able to increase revenues from $45.8 million in 1999 to $81.6 million in 2000.

   In 1999, we announced a decision to exit our software business and began to account for the software business as discontinued operations. Included in the 1999 results of operations is an estimated loss from disposal of discontinued operations of $3 million, net of tax. Since 1995, software revenues had declined primarily due to competitive pressures in the network operating system and electronic messaging markets.

RESULTS OF OPERATIONS

Services Revenues

   Services revenues for 2001 decreased 16% to $51.7 million, compared with $61.3 million in 2000. Services revenues were $37.5 million in 1999. The decrease in 2001 was principally due to the sale of our Australian subsidiary in March 2001, the closing of our operation in The Netherlands in May 2001 and lower revenues from our portal solutions business. The increase in 2000 was primarily due to revenues generated from consulting services due to an increase in customer engagements, particularly in web-site design and implementation, network integration, application integration and directory and security planning. The increase in 2000 was also due to two acquisitions in the first six months of 2000.

   International revenues for 2001 decreased 49% to $4.8 million, compared with $9.6 million in 2000. International revenues were $11.5 million in 1999. The decrease in 2001 was primarily due to the sale of our Australian subsidiary in March 2001 and the closing of our operation in The Netherlands in May 2001. The decrease in 2000 was primarily due to the sale of our French subsidiary in January 2000 and the closing of our Malaysian and Japanese offices in 1999. In January 2002, we announced the closing of our remaining international operations in Germany and the United Kingdom, which accounted for approximately 60% of our international revenue in 2001.

Services Gross Profit

   Gross profits from services in 2001 were 31%, or $16.1 million, compared with 45%, or $27.4 million, in 2000 and 39% or $14.8 million, in 1999. The decreases in gross profit dollars and percentages in 2001 were primarily due to decreases in revenues from consulting services due to unfavorable economic conditions and resultant lengthened sales cycles and decreased and deferred technology spending for many of our customers in 2001 combined with decreased utilization of consulting delivery resources. The increases in gross profit dollars and percentages in 2000 were primarily due to increases in revenues from consulting services and improved billing rates, offset in part by an increase in delivery personnel and related costs to expand consulting services. Cost of services revenues consists primarily of direct costs (e.g. salaries, benefits and travel expenses) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

   Sales and marketing expenses for services decreased 11% to $18.1 million in 2001, compared with $20.2 million in 2000. Sales and marketing expenses were $10.9 million in 1999. The decrease in 2001 was due primarily to cost reduction initiatives in our international operations which included the sale of our Australian subsidiary and the closing of our operation in The Netherlands, and staff reductions in our web solutions business. These decreases were offset, in part, by costs relating to increases in sales staff in the United States. The increase in 2000 was due primarily to increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, as a result of higher revenues. Additionally, we incurred approximately $1.7 million of corporate rebranding expense in 2000 relating to the change of the Company's name to ePresence, Inc. from Banyan Systems Incorporated. Sales and marketing expenses as a percentage of services revenues were 35%, 33% and 29% for 2001, 2000 and 1999, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

   General and administrative expenses for services increased 6% to $15.4 million in 2001, compared with $14.5 million in 2000 and $11.9 million in 1999. The increase in 2001 was primarily attributable to an incremental bad debt provision for $0.6 million. The increase in 2000 was due primarily to additional recruiting and training expenses related to the staffing of our expanding consulting services activities. General and administrative expenses as a percentage of services revenues were 30%, 24% and 32% for 2001, 2000 and 1999, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in the Company's management, finance, human resources, information services, legal and operations groups; recruiting and training costs for delivery personnel; facilities; and depreciation expenses not allocated to sales or cost of revenues.

Services Amortization of Goodwill and Intangibles

   Amortization of goodwill expenses for services was $2.7 million in 2001, $2.2 million in 2000 and none in 1999. These increases were due to the amortization of goodwill resulting from our acquisition of two services companies in the first and second quarters of 2000. Amortization expense as a percentage of services revenues was 5% for 2001, 4% for 2000 and none in 1999. During 2001, using the discounted cash flow method, we determined that the carrying value of goodwill recorded in connection with these prior acquisitions was impaired. An impairment charge totaling $12.4 million was recorded in 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. There can be no assurance that we will not experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

Services Restructuring and Other Charges

   In 2001, as part of the Company's plan to implement cost-cutting measures, the Company recorded a net pre-tax charge of $4.0 million for services restructuring and other charges. These charges included a workforce reduction of approximately 100 positions, office closures and asset write-offs. At December 31, 2001, the Company had utilized approximately $2.4 million in total of the liability of which $1.4 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2001 was approximately $1.5 million. The Company anticipates that it will utilize a substantial portion of the remaining liability by the end of fiscal year 2002. See Note 10, Restructuring and Other Charges, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

Switchboard Revenues

   Total revenues from Switchboard in 2001 included in the consolidated financial results of our operations were $16.0 million, compared with $20.3 million in 2000. Total revenues from Switchboard were $8.3 million in 1999. The decrease in Switchboard revenues in 2001 was due primarily to a decrease in national advertising and site sponsorship revenue, offset in part by an increase in merchant network revenue. The increase in revenue in 2000 when compared to 1999 consisted primarily of increases in national advertising revenue, merchant services revenue and syndication and licensing revenue.

Switchboard Gross Profit

   Gross profits from Switchboard in 2001 were 78%, or $12.5 million, compared with 83%, or $16.8 million, in 2000 and 81%, or $6.7 million, in 1999. The decreases in gross profit dollars and percentages in 2001 were primarily due to decreased revenue being spread over relatively fixed costs of revenue. The increases in gross profit dollars and percentage in 2000 were primarily due to overall increases in revenue, offset in part by an increase in variable costs.

Switchboard Operating Expenses

   Sales and marketing expenses for Switchboard decreased 8% to $26.9 million in 2001, compared with $29.2 million in 2000. Sales and marketing expenses were $10.9 million in 1999. The decrease in 2001 was primarily due to a decrease in merchant services program and CBS advertising expenses, offset in part by increases in other advertising expenses, provision for doubtful accounts, employee salaries and benefits and costs associated with additional leased facilities. The increase in 2000 was primarily related to increases in CBS advertising and merchant services program expenses; other advertising expenses; and employee salaries and benefits. Sales and marketing expenses as a percentage of Switchboard revenues were 168%, 144% and 131% for 2001, 2000 and 1999, respectively.

   Product development expenses for Switchboard increased 92% to $6.7 million in 2001, compared with $3.5 million in 2000. Product development expenses for Switchboard were $1.9 million in 1999. The increases in both 2001 and 2000 were due primarily to increases in salaries and benefits associated with new personnel resulting from Switchboard's acquisition of Envenue Inc. ("Envenue"); outside consulting expenses; and depreciation and costs associated with additional leased facilities, offset in part by the capitalization of deferred project costs. Product development expenses as a percentage of Switchboard revenues were 42%, 17% and 23% for 2001, 2000 and 1999, respectively.

   General and administrative expenses for Switchboard increased 31% to $4.3 million in 2001, compared with $3.3 million in 2000. General and administrative expenses for Switchboard were $1.7 million in 1999. The increase in 2001 was due primarily to increases in professional services; insurance expenses; and salaries and benefits associated with new personnel, offset in part by a decrease in franchise and excise taxes. The increase in 2000 was due primarily to increases in salaries and benefits associated with new personnel; franchise and excise taxes; costs associated with additional leased facilities; professional services expenses; and additional travel expenses resulting from new personnel. General and administrative expenses as a percentage of Switchboard revenues were 27%, 16%, and 21% for 2001, 2000 and 1999, respectively.

Switchboard Amortization of Goodwill and Intangibles

   Switchboard expenses for the amortization of goodwill and intangibles were $8.0 million in 2001, $1.6 million in 2000 and $0.9 million in 1999. The increase in 2001 resulted primarily from amortization of goodwill resulting from Switchboard's purchase of Envenue in November 2000, as well as amortization of the value of stock issued and cash paid to AOL related to the directory services agreement Switchboard entered into with AOL in December 2000. The increase in 2000 was due primarily to the amortization of the value of stock issued and cash paid to AOL and the amortization of software licenses. Amortization expense as a percentage of Switchboard revenues was 50%, 8%, and 10% for 2001, 2000 and 1999, respectively.

Switchboard Loss on Viacom Transaction

   Switchboard reported a one-time, non-cash accounting loss of $22.2 million in 2001 related to the October 2001 termination of its advertising and promotion agreement with Viacom. Switchboard agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $45 million in exchange for, primarily, the reconveyance by Viacom to Switchboard of approximately 7.5 million shares of Switchboard common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard's common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard series E special voting preferred stock. The non-cash accounting loss of $22.2 million results from the difference between the net present value of the terminated advertising rights, and the value of the shares of Switchboard common and preferred stock reconveyed and the warrants cancelled.

Switchboard Restructuring and Other Charges

   Switchboard recorded net pre-tax restructuring and other charges of $7.0 million for the three months ended December 31, 2001. These charges were comprised primarily of $5.2 million for the impairment of certain assets, $1.1 million for costs related to facility closures and $0.7 million in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations. The actions related to the restructuring were substantially completed in 2001. Switchboard expects to spend approximately $1.3 million in 2002 related to the restructuring.

Consolidated Other Income/(Expense) and Income Taxes

   Consolidated other income/(expense) was $75.1 million in 2001, $59.6 million in 2000 and $20.7 million in 1999. The increases in 2001 and 2000 were due primarily to gains on sales of Openwave/Software.com stock of approximately $38.7 million and $44.6 million for 2001 and 2000, respectively. The increase in 2001 was also due to the minority share of increased losses in Switchboard.

   Our effective tax rate for the year ended December 31, 2001 was (53.7)%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes, as Switchboard net losses are not included in our tax return, upon our percentage ownership change on June 30, 1999 and a full valuation allowance provided against deferred tax assets. The Company recorded no tax benefit on its operating losses for the year ended December 31, 2001, due to the uncertainty of its realization.

Discontinued Operations

   In the fourth quarter of 1999, our Board of Directors approved a plan to exit our software business and to focus on our services and Switchboard businesses as our sole operating units. Included in the 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax.

   Revenues from discontinued operations for 1999 were $26.7 million. Excluding the estimated loss from disposal of discontinued operations, expenses from discontinued operations were $18.4 million in 1999.

Other Matters

   In May 2000, as a result of our strategic focus on the services market place, we changed our name from Banyan Systems Incorporated to ePresence, Inc. and changed our Nasdaq symbol to EPRE.

   For a discussion of the Company's relationship with Switchboard, see Note 25, Related Parties, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

   For a discussion of Switchboard's relationship with AOL, see Note 24, AOL Alliance in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 2001, consolidated cash, cash equivalents and marketable securities were $122.1 million, of which $62.1 million was held by ePresence and $60.0 million was held by Switchboard. At December 31, 2000, consolidated cash, cash equivalents and marketable securities were $152.2 million, of which $81.4 million was held by ePresence and $70.8 million was held by Switchboard. Consolidated working capital decreased from $120.6 million at December 31, 2000 to $49.8 million at December 31, 2001. Cash and cash equivalents decreased $6.7 million resulting in a consolidated cash balance, excluding restricted cash of $0.9 million, of $33.0 million at December 31, 2001. This decrease was primarily due to net cash used in operating activities of $33.6 million and cash used in financing activities of $4.6 million offset in part by cash provided by investing activities of $31.7 million as follows.

   Net cash used in operating activities in 2001of $33.6 million, was primarily due to: a net loss of $36.8 million; a gain from sale of investments of $38.7 million; our minority interest of Switchboard's losses of $31.8 million, offset in part by a $22.2 million non-cash accounting loss on Switchboard's Viacom transaction, an impairment of goodwill of $12.4 million, non-cash CBS advertising of $9.7 million, the non-cash portion of our restructuring and other charges of $7.7 million, depreciation and amortization of $7.4 million, a decrease in accounts receivable of $6.7 million and a decrease in other non-current assets of $4.6 million.

   Net cash used in financing activities in 2001 of $4.6 million was primarily due to $6.1 million in stock repurchases pursuant to the Company's stock buyback program, offset, in part, by proceeds from issuance of notes payable of $1.1 million related to a computer equipment sale-leaseback transaction by Switchboard as described below in this Item 7.

   Net cash provided by investing activities in 2001 of $31.7 million was primarily related to the proceeds from sale of investments of $39.3 million, offset, in part, by capital expenditures of $4.8 million and acquisition of goodwill of $2.1 million.

   In January 2000, we acquired ePresence Inc. (currently named ePresence Web Consulting, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specializes in web design, development and integration. The estimated purchase price of the acquisition was approximately $10.6 million comprised of cash and our common stock. The acquisition was accounted for, assuming the achievement of certain specified performance measures, using the purchase method of accounting.

   In May 2000, we acquired Strategic Network Designs, Inc. (currently named ePresence CRM, Inc.), a privately held e-business services company based in Clark, New Jersey, that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price was $22.1 million, comprised of cash and our common stock. The transaction was accounted for using the purchase method of accounting.

   On November 24, 2000, Switchboard acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. There is also an 18-month earn-out of up to $2.0 million contingent on performance to be paid by Switchboard on or before July 8, 2002.

   In 2000, Switchboard raised approximately $86 million, net of expenses, through an initial public offering of its common stock.

   In 2000, we sold shares of Software.com common stock resulting in a net realized gain of approximately $44.6 million. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). In 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $39.3 million.

   On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from ePresence's existing cash and investment balances along with cash generated from operations. As of December 31, 2001, the Company has expended $6.3 million toward stock repurchase.

   During 2001, as part of the Company's plan to implement cost-cutting measures in its services business, the Company recorded in total net pre-tax charges of $4.0 million related to workforce reductions, office closures and asset write-offs and we anticipate expending approximately $2.9 million in cash over time on such actions. At December 31, 2001, the Company had utilized approximately $2.4 million in total of the liability of which approximately $1.4 million was severance related costs, and the remainder related to office closures and asset write-offs.

   During 2001, Switchboard recorded net pre-tax restructuring and other charges of $7.0 million related to impairment of certain assets, facility closures and workforce reduction. Switchboard expects to spend approximately $1.3 million in 2002 related to the restructuring.

   In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation. Under the agreement, Switchboard will lease $1.1 million of computer equipment over a three-year period ending on June 28, 2004. Upon the expiration of the lease, Switchboard has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, Switchboard has recorded $0.9 million as restricted cash. Switchboard anticipates total payments under the lease in 2002 will be approximately $0.4 million.

   For a discussion of the Company's lease commitments, see Note 11, Commitments and Contingencies, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from
Item 8 herein.

   The Company has received a commitment letter from Silicon Valley Bank regarding a $10.0 million working capital line of credit and providing for borrowings at Silicon Valley Bank's prime rate. The Company is working with Silicon Valley Bank toward the finalization of terms and conditions and the execution of definitive loan documents. The Company had no borrowings under any credit facilities outstanding at either December 31, 2001 or December 31, 2000.

   We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The Company considers certain accounting policies related to revenue recognition, accounts receivable, consolidation of Switchboard results with its financial results, impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

   The Company recognizes services revenues pursuant to time and material contracts generally as services are provided. Services revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs) with revisions to estimates reflected in the period which changes become known. Service revenues include customer reimbursements for out-of-pocket expenses.

   The Company's services business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. If the Company does not accurately estimate the resources required or the scope of time to satisfy its obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

   The Company's subsidiary, Switchboard, generates its revenue from web site advertising, syndication and licensing fees for its directory technologies, and its merchant aggregation program. Revenue from advertising is recognized as the services are delivered, provided that no significant Switchboard obligations remain and collection of the resulting receivable is probable. Revenue from revenue-sharing agreements is recognized in the period following that in which the services are provided and when the revenue fee is determinable. Syndication and licensing revenues and related costs are recognized ratably over the term of the contract. Subscription fees are recognized over the period that the local merchant web site is in place, usually on a monthly basis. Customer acquisition fees are recognized when the local merchant web site construction is complete. Revenue from advertising barter (Switchboard receives promotion in exchange for promotion on the Switchboard's web site or through direct e-mail distributions) has been valued based on similar cash transactions, which occurred within six months prior to the date of the barter transaction. Revenues from other non-monetary transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

   Deferred revenue is principally comprised of billings in excess of recognized revenue relating to consulting engagements, advertising agreements and licensing fees received in advance of revenue recognition.

Accounts Receivable

   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable at December 31, 2001 are concentrated in a relatively few number of customers (two customers account for 42% of accounts receivable at December 31, 2001), a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Consolidation of Switchboard results with the financial results of the Company

   Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and the Company's ownership then being 38%, the Company ceased to consolidate Switchboard's results with its financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in
Note 23 in the Company's Notes to Consolidated Financial Statements, the Company became owner of approximately 54% of Switchboard's outstanding stock in October 2001. This change in ownership percentage resulted in the Company consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations while the minority interest in Switchboard is eliminated through consolidated other income and expense. The Company has retroactively consolidated Switchboard's results from operations beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of December 31, 2001. At December 31, 2001, the Company owned 9,802,421 shares of Switchboard or an approximate 54% interest.

Impairment of Long-lived Assets

   The Company's long-lived assets include goodwill and acquired intangible assets pursuant to its acquisition of ePresence, Inc. (currently named ePresence Web Consulting, Inc.) in January 2000 and its acquisition of Strategic Network Designs, Inc. (currently named ePresence CRM, Inc.) in May 2000. At December 31, 2001, the Company had $14.8 million of goodwill and other intangible assets, accounting for approximately 8.6% of the Company's total assets. The Company evaluates the net realizable value of its goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, project development cycles and changes in management's market emphasis. During 2001, based on economic conditions and each business unit's actual and forecasted operating results, it became apparent that the carrying value of the acquired intangible assets and goodwill had been impaired. In September 2001, a charge of $12.4 million was recorded related to the impairment of goodwill measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows for goodwill.

   In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $14.8 million of goodwill. We had recorded approximately $2.7 million of amortization during 2001 and would have recorded approximately $1.8 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Valuation of Deferred Tax Assets

   As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $50.6 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

   The net deferred tax asset as of December 31, 2001 was approximately $1.0 million, net of a valuation allowance of $50.6 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   Certain of the information contained in this Annual Report on Form 10-K, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

   The recent stock market decline and broad economic slowdown has affected the demand for services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. If companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

   During the first quarter of 2002 and in 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including on our ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

   Our future success will depend in part upon our ability to continue to grow our services business, enter into new strategic alliances, acquire additional services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. In addition, the market for our consulting services and the technologies used in our solutions have been changing rapidly and we expect this level of change to continue. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. There can be no assurance we will be successful in our strategic focus on services, including e-services.

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

   We entered into a number of partnerships and alliances with software vendors under which we provide services around such vendors' products. Any failure of these alliances to generate the anticipated level of sales, the loss of one or more of these alliances, or the failure to enter into additional strategic alliances, could have a material adverse effect on us.

   We are dependent upon the continued services of our key management and technical personnel. In addition, as a services company, our business is particularly dependent on our employees. Competition for qualified personnel is strong, and there can be no assurance we will be able to attract and retain qualified management and other employees.

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

   In 2001, we determined that the goodwill recorded in connection with two prior acquisitions was impaired and recorded a charge. There can be no assurance that we will not experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

   In 2001 we terminated operations in Australia and The Netherlands and during the first quarter of 2002 elected to close our operations in the United Kingdom and Germany. There can be no assurance that the termination of our international operations will positively affect our operating results.

   We were not profitable during 2001, and there can be no assurance we will return to profitability in 2002 or in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

   Our operating expenses are largely based on anticipated revenue trends, and a high percentage of our expenses, such as personnel and rent, are and will continue to be fixed in the short-term. We may not be able to quickly reduce spending if our revenues are lower than we had projected. As a result, an unanticipated decrease in the number, or an unanticipated slowdown in the scheduling, of our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future, making it difficult to predict future performance. These variations result from a number of factors, many of which are outside of our control. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

   The market for our products is highly fragmented and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. We expect competition to persist and intensify in the future. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases, have broad customer relationships and have broad industry alliances, including relationships with certain of our current and potential customers. In addition, certain competitors may adopt aggressive pricing policies or may introduce new services. Competitive pressures may make it difficult for us to acquire and retain customers and could require us to reduce the price of our services. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

   Our future success depends on the increased acceptance and use of advanced technologies as a means for conducting commerce and operations. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Businesses may delay adoption of advanced technologies for a number of reasons, including:

  . inability to implement and sustain profitable business models using advanced technologies;

  .   inadequate network infrastructure or bandwidth;

  . delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

  . delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

  . failure of companies to meet their customers' expectations in delivering goods and services using advanced technologies.

   Our services rely upon third-party technologies. Our business could be harmed if providers of such software and technology utilized in connection with our services ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, if we or our customers cannot maintain licenses to key third-party software, provision of our services could be delayed until equivalent software could be licensed and integrated into our services, or we might be forced to limit our service offerings. Either alternative could materially adversely affect our business, operating results and financial condition.

   Some of our contracts can be canceled by the customer with limited advance notice and without significant penalty. Termination by any customer of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that customer's project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

   A significant portion of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We will likely experience similar situations in the future and the consequences could be more severe than in the past, due to the increased size and complexity of our engagements. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, would adversely affect our business, financial condition and results of operations.

   Because our proposed credit facility with Silicon Valley Bank is subject to final documentation, there can be no assurance such facility will be made available to us.

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

   Switchboard's results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, expects its net losses to continue partially through 2002 and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

  .   the success of Switchboard's relationship with AOL;

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

  . Switchboard's expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue; and

  . Switchboard's ability to attract and retain highly skilled managerial and technical personnel.

   In addition, Switchboard has only a limited operating history and until March 2000 had no operating history as a stand-alone company and no experience in addressing various business challenges without the support of a corporate parent. It may not be successful as a stand-alone company.

   William P. Ferry, our Chairman of the Board, President and Chief Executive Officer, is Switchboard's Chairman of the Board, and Richard M. Spaulding, our Senior Vice President and Chief Financial Officer, and Robert M. Wadsworth, one of our directors, are directors of Switchboard. Serving as a director of Switchboard and as either a director or an officer of ePresence could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for us than for Switchboard. Such conflicts, or potential conflicts, of interest could hinder or delay our management's ability to make timely decisions regarding significant matters relating to our business.

   Because of the foregoing factors and the other factors we have disclosed from time to time, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance. We expect that our results of operations may fluctuate from period-to-period in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securites

   Consolidated, the Company had $88.2 million of marketable securities as of December 31, 2001, which are invested in U.S. agencies, bonds and notes and repurchase agreements. Each ten percent decrease in the market value of these securities would decrease the Company's total assets by $8.8 million. While the Company has in the past used hedging contracts to manage exposure to changes in the value of marketable securities, the Company is not currently a party to any such contract. The Company may use hedging contracts in the future. A significant decline in the value of the Company's marketable securities would have a material adverse effect on the Company's financial condition.

Interest Rate

   The Company is exposed to fluctuations in interest rates. A significant portion of the Company's cash is invested in short-term interest-bearing securities. Assuming an average investment level in short-term interest-bearing securities of $20.7 million (which approximates the average amount invested in these securities during the twelve months ended December 31, 2001), each one percentage point decrease in the applicable interest rate would result in a $0.2 million decrease in annual investment income. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes. To date, interest rate fluctuations have not had a material effect on the Company's operating results or financial condition.

Foreign Currency

   Most of the Company's international revenues are denominated in foreign currencies. During the twelve months ended December 31, 2001, foreign currency translation resulted in a $110,000 loss in net revenues. The Company's exposure is mitigated, in part, by the fact that it incurs certain operating costs in the same foreign currencies in which revenues are denominated. The Company does not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on the Company's operating results or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Consolidated Financial Statements

Report of Independent Public Accountants for 2001..................... 25

Report of Independent Accountants for 2000 and 1999................... 26

Consolidated Balance Sheets as of December 31, 2001 and 2000.......... 27

Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2000 and 1999................................ 28

Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 2001, 2000 and 1999.......................... 29

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999................................ 30

Notes to Consolidated Financial Statements............................ 31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ePresence, Inc.:

   We have audited the accompanying consolidated balance sheet of ePresence, Inc. (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePresence, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                          /s/  Arthur Andersen LLP


Boston, Massachusetts
January 30, 2002
(except for Note 23, as for which the date is March 12, 2002)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ePresence, Inc.:

   In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000 (appearing on pages 27 through 30 of this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of ePresence, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001
                                ePRESENCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000
                  (in thousands except share and par amounts)

                                                                                          December 31,
                                                                                       ------------------
                                                                                         2001      2000
                                                                                       --------  --------
                                        ASSETS

Current assets:
   Cash and cash equivalents, including restricted cash of $874 and $0, respectively.. $ 33,896  $ 39,726
   Marketable securities..............................................................   19,967    69,573
   Accounts receivable, less allowances of $2,636 and $1,278, respectively............   11,253    18,439
   Prepaid royalties..................................................................    6,133     6,500
   Other current assets...............................................................    7,102     9,089
                                                                                       --------  --------
       Total current assets...........................................................   78,351   143,327
Marketable securities.................................................................   68,212    42,883
Property and equipment, net...........................................................    6,139     5,636
Goodwill, net of accumulated amortization of $4,885 and $2,263, respectively..........   14,780    29,330
Other assets, net of accumulated amortization of $843 and $876, respectively..........    4,009     9,989
                                                                                       --------  --------
TOTAL ASSETS                                                                           $171,491  $231,165
                                                                                       ========  ========

                                     LIABILITIES
Current liabilities:
   Accounts payable................................................................... $  7,304  $  4,561
   Accrued expenses...................................................................   13,128    12,474
   Other current liabilities..........................................................      787       737
   Deferred revenue...................................................................    4,983     4,723
   Current portion of long-term debt..................................................    2,357       239
                                                                                       --------  --------
       Total current liabilities                                                         28,559    22,734
Long-term debt, net of current portion................................................      518     2,000
Deferred tax liability................................................................       --       682
Minority interests in consolidated subsidiaries.......................................   29,636    56,070
Commitments and contingencies (Note 11)...............................................
                                 SHAREHOLDERS' EQUITY
Convertible preferred stock, $.01 par value; authorized--1,000,000 shares; none issued       --        --
Common stock, $.01 par value; authorized--100,000,000 shares; issued 26,316,039
   and 26,063,646 shares, respectively................................................      263       261
Additional paid-in capital............................................................  172,960   144,725
Unearned compensation.................................................................   (1,372)   (2,743)
Accumulated (deficit)/earnings........................................................  (25,222)   11,619
Accumulated other comprehensive income................................................    1,019    24,547
Treasury stock at cost; 3,393,300 and 1,893,000 shares, respectively..................  (34,870)  (28,730)
                                                                                       --------  --------
       Total shareholders' equity.....................................................  112,778   149,679
                                                                                       --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................ $171,491  $231,165
                                                                                       ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ePRESENCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 2001, 2000 and 1999
               (in thousands except share and per share amounts)

                                                                                       Year Ended December 31,
                                                                                    ----------------------------
                                                                                      2001      2000     1999
                                                                                    --------  --------  --------
      Revenues:
          Services................................................................. $ 51,711  $ 61,300  $ 37,494
          Switchboard..............................................................   16,026    20,310     8,304
                                                                                    --------  --------  --------
             Total revenues........................................................   67,737    81,610    45,798
                                                                                    --------  --------  --------
      Cost of Revenues:
          Services.................................................................   35,569    33,857    22,714
          Switchboard..............................................................    3,518     3,491     1,601
                                                                                    --------  --------  --------
             Total cost of revenues................................................   39,087    37,348    24,315
                                                                                    --------  --------  --------
      Gross profit.................................................................   28,650    44,262    21,483
                                                                                    --------  --------  --------
      Operating Expenses:
          Sales and marketing......................................................   45,048    49,409    21,784
          Product development......................................................    6,701     3,473     1,923
          General and administrative...............................................   19,777    17,851    13,650
    Amortization of goodwill and intangibles.......................................   10,685     3,785       866
          Impairment of goodwill...................................................   12,364        --        --
          Restructuring and other charges..........................................   10,904        --        --
          Loss on Viacom transaction...............................................   22,203        --        --
                                                                                    --------  --------  --------
             Total operating expenses..............................................  127,682    74,518    38,223
                                                                                    --------  --------  --------
      Loss from continuing operations..............................................  (99,032)  (30,256)  (16,740)
      Other Income/(Expense):
          Interest income..........................................................    6,513     7,624     1,345
          Minority interest in losses of Switchboard...............................   31,827     9,861     3,513
          Interest expense.........................................................      (90)      (61)     (100)
    Gain on sale of Openwave, net..................................................   38,678    44,556    16,586
          Other expenses, net......................................................   (1,857)   (2,055)     (672)
                                                                                    --------  --------  --------
             Total other income....................................................   75,071    59,925    20,672
      Net (loss)/income from continuing operations before income taxes.............  (23,961)   29,669     3,932
      Provision for/(benefit from) income taxes....................................   12,880    14,614   (22,292)
                                                                                    --------  --------  --------
      Net (loss)/income from continuing operations.................................  (36,841)   15,055    26,224
      Discontinued operations:
        Income from discontinued operations (net of taxes of $3,283)...............       --        --     4,925
    Loss from disposal of discontinued operations (net of tax benefit of $2,000)...       --        --   (3,000)
                                                                                    --------  --------  --------
      Net (loss)/income............................................................ $(36,841) $ 15,055  $ 28,149
                                                                                    ========  ========  ========
      Net (loss)/income per share:
          Basic
             Continuing Operations................................................. $  (1.60) $   0.64  $   1.24
                                                                                    ========  ========  ========
             Net (loss)/income..................................................... $  (1.60) $   0.64  $   1.33
                                                                                    ========  ========  ========

          Diluted
             Continuing operations................................................. $  (1.60) $   0.56  $   1.03
                                                                                    ========  ========  ========
             Net (loss)/income..................................................... $  (1.60) $   0.56  $   1.11
                                                                                    ========  ========  ========
      Weighted average number of common shares:
             Basic.................................................................   22,976    23,695    21,155
                                                                                    ========  ========  ========
             Diluted...............................................................   22,976    26,727    25,449
                                                                                    ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                ePRESENCE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

             For the Years Ended December 31, 2001, 2000 and 1999
                     (in thousands, except share amounts)

                                                              Convertible            Common Additional              Accumulated
                                                               Preferred             Stock   Paid-in     Unearned    Earnings/
                                                   Shares        Stock      Shares    Par    Capital   Compensation  (Deficit)
                                                  --------    ----------- ---------- ------ ---------- ------------ -----------
Balance, December 31, 1998.......................  263,158       $   3    20,728,281  $208   $ 79,485    $(1,326)    $(31,585)
Net income.......................................                                                                      28,149
Foreign currency translation adjustment..........
Change in net unrealized gain on investments, net
 of tax..........................................
                                                                                                                     --------
Comprehensive income.............................                                                                      28,149
                                                                                                                     --------
Common stock issued under stock and option plans.                          1,333,108    13      3,736
Exercise of warrants for shares of common stock..                             90,701     1         (1)
Conversion of preferred stock to shares of common
 stock........................................... (263,158)         (3)    2,631,580    26        (23)
Unearned compensation............................                                                 277       (277)
Amortization of unearned compensation............                                                          1,000
Issuance of warrants.............................                                               4,503
Issuance of subsidiary common stock and warrants,
 net of minority interests.......................                                               3,474
Non-cash advertising and promotion expenses, net
 of minority interests...........................                                               2,197
                                                  --------       -----    ----------  ----   --------    -------     --------
Balance, December 31, 1999.......................       --          --    24,783,670   248     93,648       (603)      (3,436)
Net income.......................................                                                                      15,055
Foreign currency translation adjustment..........
Change in net unrealized gain on investments.....
                                                                                                                     --------
Comprehensive loss...............................                                                                      15,055
                                                                                                                     --------
Common stock issued under stock and option plans.                          1,279,976    13      8,891
Repurchase of shares.............................
Unearned compensation............................                                               2,927     (3,015)
Amortization of unearned compensation............                                                  (5)       875
Net change in subsidiary capital, net of minority
 interest........................................                                              39,264
                                                  --------       -----    ----------  ----   --------    -------     --------
Balance, December 31, 2000.......................       --          --    26,063,646   261    144,725     (2,743)      11,619
Net loss.........................................                                                                     (36,841)
Foreign currency translation adjustment..........
Change in net unrealized gain on investments.....
                                                                                                                     --------
Comprehensive loss...............................                                                                     (36,841)
                                                                                                                     --------
Common stock issued under stock and option plans.                            156,223     2        557
Issuance of common stock in connection with
 acquisition.....................................                             96,170              576
Repurchase of shares.............................
Unearned compensation............................                                                  25        (25)
Amortization of unearned compensation............                                                          1,730
Net change in subsidiary capital, net of minority
 interest........................................                                              27,077       (334)
                                                  --------       -----    ----------  ----   --------    -------     --------
Balance, December 31, 2001.......................       --       $  --    26,316,039  $263   $172,960    $(1,372)    $(25,222)
                                                  ========       =====    ==========  ====   ========    =======     ========

                                                      Other                 Treasury      Total
                                                  Comprehensive              Stock    Shareholders'
                                                     Income       Shares      Cost       Equity
                                                  ------------- ----------  --------  -------------
Balance, December 31, 1998.......................   $    178    (1,848,000) $(28,564)   $ 18,399
Net income.......................................                                         28,149
Foreign currency translation adjustment..........        (61)                                (61)
Change in net unrealized gain on investments, net
 of tax..........................................     53,957                              53,957
                                                    --------                            --------
Comprehensive income.............................     53,896                              82,045
                                                    --------                            --------
Common stock issued under stock and option plans.                                          3,749
Exercise of warrants for shares of common stock..                                             --
Conversion of preferred stock to shares of common
 stock...........................................                                             --
Unearned compensation............................                                             --
Amortization of unearned compensation............                                          1,000
Issuance of warrants.............................                                          4,503
Issuance of subsidiary common stock and warrants,
 net of minority interests.......................                                          3,474
Non-cash advertising and promotion expenses, net
 of minority interests...........................                                          2,197
                                                    --------    ----------  --------    --------
Balance, December 31, 1999.......................     54,074    (1,848,000)  (28,564)    115,367
Net income.......................................                                         15,055
Foreign currency translation adjustment..........       (240)                               (240)
Change in net unrealized gain on investments.....    (29,287)                            (29,287)
                                                    --------                            --------
Comprehensive loss...............................    (29,527)                            (14,472)
                                                    --------                            --------
Common stock issued under stock and option plans.                                          8,904
Repurchase of shares.............................                  (45,000)     (166)       (166)
Unearned compensation............................                                            (88)
Amortization of unearned compensation............                                            870
Net change in subsidiary capital, net of minority
 interest........................................                                         39,264
                                                    --------    ----------  --------    --------
Balance, December 31, 2000.......................     24,547    (1,893,000)  (28,730)    149,679
Net loss.........................................                                        (36,841)
Foreign currency translation adjustment..........       (151)                               (151)
Change in net unrealized gain on investments.....    (23,377)                            (23,377)
                                                    --------                            --------
Comprehensive loss...............................    (23,528)                            (60,369)
                                                    --------                            --------
Common stock issued under stock and option plans.                                            559
Issuance of common stock in connection with
 acquisition.....................................                                            576
Repurchase of shares.............................               (1,500,300)   (6,140)     (6,140)
Unearned compensation............................                                             --
Amortization of unearned compensation............                                          1,730
Net change in subsidiary capital, net of minority
 interest........................................                                         26,743
                                                    --------    ----------  --------    --------
Balance, December 31, 2001.......................   $  1,019    (3,393,300) $(34,870)   $112,778
                                                    ========    ==========  ========    ========

--------
The accompanying notes are an integral part of the consolidated financial statements.

                                ePRESENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                                               Year Ended December 31,
                                                                                              2001      2000      1999
                                                                                            --------  --------  --------
Cash Flows from Operating Activities:
Net (loss)/income.......................................................................... $(36,841) $ 15,055  $ 28,149
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
   Gain on sale of investments.............................................................  (38,678)  (44,556)  (16,586)
   Other-than-temporary unrealized loss on available for sale investments..................       55       714        --
   Depreciation and amortization...........................................................    7,410     5,418     2,343
   Minority interest.......................................................................  (31,827)   (9,861)   (3,684)
   Loss on disposal of assets..............................................................    1,407       325        --
   Loss on sale of subsidiary..............................................................      784        --        --
   Discontinued operations, non-cash portion...............................................       --        --       600
   Restructuring and other charges, non-cash portion.......................................    7,665        --        --
   Impairment of goodwill..................................................................   12,364        --        --
   Amortization of unearned compensation...................................................    1,832       870     1,000
   Non-cash advertising and promotion......................................................    9,680    11,610     4,069
   Loss on Viacom transaction..............................................................   22,203        --        --
   Deferred income taxes...................................................................     (712)   (4,005)    8,695
   Changes in operating assets and liabilities:
       Accounts receivable.................................................................    6,652    (2,570)     (804)
       Income tax receivable...............................................................   (1,228)       --        --
       Net discontinued liabilities........................................................     (599)   (3,634)    2,071
       Other current assets................................................................      607    (4,909)      212
       Other non-current assets............................................................    4,554    (5,498)      481
       Prepaid royalties...................................................................       --    (6,500)       --
       Accounts payable and accrued compensation and expenses..............................     (779)   (2,695)      846
       Accrued costs for restructuring and other charges...................................    1,510        --        --
       Other current liabilities...........................................................       --      (250)     (437)
       Deferred revenue....................................................................      314      (850)   (1,429)
                                                                                            --------  --------  --------
Net cash (used in)/provided by operating activities........................................  (33,627)  (51,336)   25,526

Cash Flows from Investing Activities:
   Capital expenditures....................................................................   (4,810)   (4,303)   (2,218)
   Proceeds from sales of investment.......................................................   39,266    45,278    17,286
   Acquisition of goodwill.................................................................   (2,144)  (27,142)       --
   Restricted cash.........................................................................     (874)       --        --
   Proceeds from/(purchases of) marketable securities, net.................................      257   (42,328)  (38,265)
                                                                                            --------  --------  --------
Net cash provided by/(used in) investing activities........................................   31,695   (28,495)  (23,197)

Cash Flows from Financing Activities:
   Sale of equity in subsidiary, net.......................................................      150    86,842     4,298
   Proceeds from acquired debt.............................................................      875        --        --
   Purchase of treasury stock..............................................................  (6,140)     (166)        --
   Proceeds from stock plan purchases, stock options and warrants..........................      557     2,894     8,326
                                                                                            --------  --------  --------
Net cash (used in)/provided by financing activities........................................   (4,558)   89,570    12,624
Effect of exchange rate changes on cash and cash equivalents...............................     (214)       67      (193)
                                                                                            --------  --------  --------
Net (decrease)/increase in cash and cash equivalents.......................................   (6,704)    9,806    14,760
Cash and cash equivalents at beginning of the year.........................................   39,726    29,920    15,160
                                                                                            --------  --------  --------
Cash and cash equivalents at end of the year............................................... $33,022   $39,726   $29,920
                                                                                            --------  --------  --------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
   Interest................................................................................ $     90  $     61  $    147
   Income taxes............................................................................ $  2,059  $  1,870  $    301
Non-cash financing activity:
   Corporate insurance financing........................................................... $     --  $     --  $  1,029
   Issuance of common stock related to Redbank acquisition................................. $    576  $     --  $     --

   The accompanying notes are an integral part of the consolidated financial statements.

                                ePRESENCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS

   ePresence, Inc., ("the Company"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. The Company's services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. The Company's Switchboard segment is organized as a subsidiary, Switchboard Incorporated ("Switchboard"). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and the Company's ownership then being 38%, the Company ceased to consolidate Switchboard's results with its financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in
Note 23 in the Company's Notes to Consolidated Financial Statements, the Company became owner of approximately 54% of Switchboard's outstanding stock in October 2001. This change in ownership percentage resulted in the Company consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations while the minority interest in Switchboard is eliminated through consolidated other income and expense. The Company has retroactively consolidated Switchboard's results from operations beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of December 31, 2001. At December 31, 2001, the Company owned 9,802,421 shares of Switchboard or an approximate 54% interest.

   In 1999, the Company announced the discontinuation of its software business.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements comprise those of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Marketable Securities

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to
                                ePRESENCE, INC.

be short-term marketable securities, and investments with maturities of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market, and consist primarily of U.S. government securities, corporate and municipal issues, and interest bearing deposits with major banks.

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, the Company classifies all of its marketable debt and equity securities as available for sale securities. These securities are valued at their fair value. Unrealized holding gains and losses are reported as a net amount in accumulated other comprehensive income, a separate component of shareholders' equity.

Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

                      Computers and peripherals 3 years
                      Equipment................ 3-5 years
                      Furniture and fixtures... 5 years

   Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective amounts and any gain or loss is reflected in operations.

Revenue Recognition

   The Company recognizes services revenues pursuant to time and material contracts generally as services are provided. Services revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs) with revisions to estimates reflected in the period which changes become known. Service revenues include customer reimbursements for out-of-pocket expenses.

   The Company's subsidiary, Switchboard, generates its revenue from web site advertising, syndication and licensing fees for its directory technologies, and its merchant aggregation program. Revenue from advertising is recognized as the services are delivered, provided that no significant Switchboard obligations remain and collection of the resulting receivable is probable. Revenue from revenue-sharing agreements is recognized in the period following that in which the services are provided and when the revenue fee is determinable. Syndication and licensing revenues and related costs are recognized ratably over the term of the contract. Subscription fees are recognized over the period that the local merchant web site is in place, usually on a monthly basis. Customer acquisition fees are recognized when the local merchant web site construction is complete. Revenue from advertising barter (Switchboard receives promotion in exchange for promotion on Switchboard's web site or through direct e-mail distributions) has been valued based on similar cash transactions, which occurred within six months prior to the date of the barter transaction. Revenues from other non-monetary transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable.

   Deferred revenue is principally comprised of billings in excess of recognized revenue relating to consulting engagements, advertising agreements and licensing fees received in advance of revenue recognition.

                                ePRESENCE, INC.

Foreign Currency Translation

   The Company's subsidiaries generally use the local currency as the functional currency; assets and liabilities are translated into U.S. dollars at the period ended exchange rate, and income and expense amounts are translated using the average rate prevailing for the period. Adjustments resulting from translation are included in accumulated other comprehensive income.

Minority Interest

   Minority interest in consolidated subsidiary represents minority shareholders' proportionate share of the equity in the Company's subsidiary, Switchboard. At December 31, 2001, the Company owned approximately 54% of Switchboard's outstanding common stock.

Concentration of Credit Risk and Significant Customers

   SFAS No. 105, "Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off balance sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral. Historically, the Company has not experienced significant losses related to its accounts receivable. One customer accounted for 11% of revenue in 2001. No one customer accounted for more than ten percent of consolidated revenues in 2000 and 1999. In 2001, the majority of the Company's European revenue was concentrated in Germany and the United Kingdom. In 2000 and 1999, the majority of the Company's European revenue was concentrated in Germany, the United Kingdom and The Netherlands. The majority of the revenue in the other category is concentrated in Australia for all years presented. At December 31, 2001, two customers accounted for 42% of consolidated net accounts receivable. At December 31, 2000, no customers accounted for more than 10% of consolidated net accounts receivable. At December 31, 2001 and 2000, approximately 4% and 13% of consolidated net accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2001, 2000 and 1999, foreign sales accounted for 10%, 13% and 26% of total revenues, respectively.

   The Company invests its cash and cash equivalents primarily in deposits and money market funds with two commercial banks. The Company has not experienced any losses to date on its invested cash.

   The Company sells its services principally through a direct sales force to customers in a broad range of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses, and to date, such losses have been within management's expectations.

Income Taxes

   The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is
                                ePRESENCE, INC.

required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Instruments and Hedging

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. At December 31, 2001, the Company had no derivative investments in place.

Comprehensive Income

   The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has disclosed comprehensive income/(loss) for all periods presented in the accompanying statements of shareholders' equity.

Advertising Expense

   Advertising costs are expensed as incurred and totaled $22,061,040, $16,719,299 and $6,114,543 in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, the advertising costs included $9,680,382, $11,824,194 and $4,069,246, respectively, of non-cash advertising received from Viacom Inc. ("Viacom", formerly CBS, see Note 23).

NOTE 3.  MARKETABLE SECURITIES

   Marketable securities consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                   2001            2000
                                              --------------- ---------------
                                               Fair            Fair
                 Security Type                 Value   Cost    Value   Cost
                 -------------                ------- ------- ------- -------
  Maturing within one year:
      Common stock........................... $    -- $    -- $38,387 $   588
      U.S. treasury notes....................   8,185   8,080   1,247   1,225
      Commercial paper/agencies..............   6,152   6,003  12,576  12,506
      U.S. corporate debt securities.........   3,623   3,624  11,610  11,588
      Marketable CD's........................   2,001   2,001   4,183   4,186
      Warrants...............................       6       6      61      61
      Municipal obligations..................      --      --   1,509   1,502
                                              ------- ------- ------- -------
                                              $19,967 $19,714 $69,573 $31,656
                                              ======= ======= ======= =======
  Maturing after one year through five years:
      Commercial paper/agencies..............  18,932  18,197  12,416  12,126
      U.S. treasury notes....................  16,218  15,718   1,017   1,010
      U.S. corporate debt securities.........  27,491  26,970  23,916  23,685
      Municipal obligations..................   5,571   5,511   5,534   5,514
                                              ------- ------- ------- -------
                                              $68,212 $66,396 $42,883 $42,335
                                              ======= ======= ======= =======

   Unrealized gains/(losses) are included in shareholders' equity and accumulated other comprehensive income, net of tax.

                                ePRESENCE, INC.

NOTE 4.  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at:

                                                      December 31,
                                                  --------------------
                                                    2001       2000
                                                  ---------  ---------
                                                     (in thousands)
        Computer and peripherals................. $   7,726  $  19,277
        Equipment................................     5,090      9,524
        Furniture and fixture....................     1,663      2,263
        Leasehold improvements...................     1,770      3,411
                                                  ---------  ---------
        Total cost...............................    16,249     34,475
        Accumulated depreciation and amortization  (10,110)   (28,839)
                                                  ---------  ---------
                                                  $   6,139  $   5,636
                                                  =========  =========

   Depreciation expense during 2001, 2000 and 1999 was $3,120,000, $2,194,000 and $1,931,000, respectively. At December 31, 2001, 2000 and 1999, 4%, 5% and
8%, respectively, of the Company's fixed assets were deployed or resided internationally. The principal international locations were the United Kingdom, Germany, The Netherlands and Australia.

NOTE 5.  DEBT

   Subsequent to year-end, the Company received a commitment letter from Silicon Valley Bank regarding a $10.0 million working capital line of credit providing for borrowings at Silicon Valley Bank's prime rate. The Company is working with Silicon Valley Bank toward the finalization of terms and conditions and the execution of definitive loan documents. The Company had no borrowings under any credit facilities outstanding at either December 31, 2001 or December 31, 2000.

   On November 24, 2000, Switchboard acquired Envenue Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2,000,000 in cash to be paid on or before May 24, 2002. There is also an 18-month earn-out of up to $2,000,000 contingent on performance to be paid by Switchboard on or before July 8, 2002.

   In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which Switchboard was able to lease up to $3,000,000 of equipment. Under the agreement, Switchboard will lease computer equipment over a three-year period ending on June 28, 2004. As of December 31, 2001, Switchboard has utilized $1,101,000 of this lease facility. The period in which Switchboard was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to Switchboard. Upon the expiration of the lease, Switchboard has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, Switchboard recorded $874,000 as restricted cash. Switchboard has accounted for the transaction as a capital lease. Switchboard anticipates total payments under the lease in 2002 will be approximately $413,000.

                                ePRESENCE, INC.

NOTE 6.  ACQUISITIONS

   In January 2000, the Company acquired ePresence, Inc. (currently named ePresence Web Consulting, Inc. and hereinafter defined as "EPI"), a privately held business services company based in Red Bank, New Jersey that specializes in web design, development and integration. Consideration for the acquisition was $10,614,000 and was comprised of cash and common stock. Through December 31, 2001, approximately $10,037,000 of cash was paid and 96,170 shares of common stock valued at $577,000 were issued based upon the achievement of certain performance measures. The common stock was issued to the former stockholders and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $10,082,000 excluding impairment charge, which is being amortized over a ten-year period.

   A summary of the assets acquired and liabilities assumed in the EPI acquisition follows (in thousands):

    Estimated fair values
     Assets acquired............................................... $ 1,553
     Liabilities assumed...........................................  (1,021)
     Goodwill (amortized by the straight-line method over 10 years)   9,505
     Contingent common stock settlement............................     577
                                                                    -------
    Purchase price.................................................  10,614
    Less cash acquired and common stock settlement.................    (597)
    Net cash paid.................................................. $10,017
                                                                    =======

   In May 2000, the Company acquired Strategic Network Designs, Inc. (currently named ePresence CRM, Inc. and hereinafter defined as "SND"), a privately held business services company based in Clark, New Jersey that specializes in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $22,085,000, excluding transaction expenses, included consideration of $17,585,000 in cash, 221,713 shares of common stock valued at $2,356,000 and a one-year earnout which totaled $2,144,000 contingent on performance. The common stock was issued to former stockholders of SND and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $21,946,000 excluding impairment charge, which has been amortized over a ten-year period.

   A summary of the assets acquired and liabilities assumed in the SND acquisition follows (in thousands):

    Estimated fair values
     Assets acquired............................................... $ 3,073
     Liabilities assumed...........................................  (2,934)
     Goodwill (amortized by the straight-line method over 10 years)  19,802
     Contingent cash settlement....................................   2,144
                                                                    -------
    Purchase price.................................................  22,085
    Less cash acquired.............................................    (556)
    Net cash paid.................................................. $21,529
                                                                    =======

                                ePRESENCE, INC.

   Due to the decline in current business conditions, the Company initiated a cost savings program and realigned resources to focus on profit contribution and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $12,364,000 was recorded during the year ended December 31, 2001. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

   The following are the Company's unaudited pro forma results for the year ended December 31, 1999 as compared to the unaudited pro forma results for the twelve months ended December 31, 2000, assuming the acquisitions occurred on January 1, 1999 (in thousands, except for per share data).

                                                Years ended December 31,
                                                -----------------------
                                                   2000          1999
                                                 ---------    ---------
                                                      (pro forma)
          Net revenues......................... $  88,167     $  62,144
          Net (loss) from continuing operations $ (28,313)    $ (14,272)
          Net income/(loss).................... $  16,299     $   3,336
          Net earnings per common share:
             Basic............................. $    0.69     $    0.16
             Diluted........................... $    0.61     $    0.13

   These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, which would have actually resulted, had the combinations been in effect on January 1, 1999, or of future results of operations.

NOTE 7.  EMPLOYEE BENEFIT PLANS

   In 1989, the Company established a savings and profit sharing plan covering substantially all U.S. employees. The plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Effective January 1, 1994, the Company elected to match an employee's elective deferrals to the plan based upon a prescribed formula. The maximum matching contribution was 2% of an employee's annual compensation. Vesting is over a four-year period and begins on the date of hire. The Company contributed $276,000, $268,000, and $307,000 in 2001, 2000, and 1999, respectively.

   In January 2000, the Company acquired EPI and has elected to continue administering the savings and profit sharing plan that was adopted by EPI on January 1, 1997. The maximum matching contribution was 4% of an employee's annual compensation. Vesting is over a four-year period and begins four months from the date of hire. The Company contributed $125,000 and $82,000 in 2001 and 2000, respectively.

   In May 2000, the Company acquired SND and has elected to continue administering the savings and profit sharing plan that was adopted by SND on January 1, 1997. The maximum matching contribution was 3% of an employee's annual compensation. Vesting is over a four-year period and begins three months from the date of hire. The Company's contribution was $79,000 and $203,000 in 2001 and 2000, respectively.

                                ePRESENCE, INC.

NOTE 8.  ACCRUED EXPENSES

   Accrued expenses consist of the following at:

                                              December 31,
                                             ---------------
                                              2001    2000
                                             ------- -------
                                             (in thousands)
                   Compensation............. $ 4,294 $ 5,136
                   Restructuring............   3,189      --
                   Microsoft Expense Funding     711   1,271
                   Other....................   4,934   6,067
                                             ------- -------
                      Total................. $13,128 $12,474
                                             ======= =======

NOTE 9.  DISCONTINUED OPERATIONS

   In the fourth quarter of 1999, the Board of Directors of the Company committed to a plan to exit its software business and to focus the Company on its services and Switchboard segments as its sole operating units. The Company provided support to its existing customers through April 30, 2001.

   Included in the 1999 results of operations is an estimated loss from disposal of discontinued operations of $3,000,000, net of tax. The provision is comprised primarily of $1,900,000 for the write-off of certain idle assets and the closure and consolidation of leased facilities, estimated future operating losses of $700,000 and $400,000 for severance and costs related to the reduction of approximately 45 members of the Company's staff. The Company expended $540,000, $1,797,000 and $484,000 in cash related to the exiting of its software business in 2001, 2000 and 1999, respectively.

   Excluding the estimated loss from disposal of discontinued operations, revenues and expenses from discontinued operations for the year ended December 31, 1999 was $26,636,000 and $18,431,000, respectively.

NOTE 10.  RESTRUCTURING AND OTHER CHARGES

   In 2001, as part of the Company's plan to implement cost-cutting measures in its services business, the Company recorded a pre-tax charge of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs as further described below. The Company expects to use $2,934,000 of cash related to these activities.

   At December 31, 2001, the Company had utilized approximately $2,405,000 in total of the liability of which $1,375,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2001 was approximately $1,548,000, of which $1,108,000 is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining liability by the end of fiscal year 2002.

   The following is a table summarizing restructuring and other charges of our services segment:

                                          Year Ended December 31, 2001
                                        --------------------------------
                                        Total    Cash   Non-cash
                                        Charge Payments Charges  Accrual
                                        ------ -------- -------- -------
                                                 (in thousands)
        Staff reductions............... $1,908  $1,375    $ --   $  533
        Office closures and other costs  1,336     451      --      885
        Asset write-offs...............    709     143     436      130
                                        ------  ------    ----   ------
                                        $3,953  $1,969    $436   $1,548
                                        ======  ======    ====   ======

                                ePRESENCE, INC.

   In the three months ended December 31, 2001, Switchboard recorded net pre-tax restructuring and other charges of $6,951,000, comprised primarily of $5,198,000 for the impairment of certain assets, $1,069,000 for costs related to facility closures and $684,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations. Of the total $6,951,000 charge, $1,700,000 is cash related, of which approximately $200,000 was expended as of December 31, 2001. Switchboard's remaining liability of $1,641,000 is in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2001.

   The following is a table summarizing restructuring and other charges of
Switchboard:

                                  Year ended December 31, 2001
                                ---------------------------------
                                Total     Cash   Non-Cash Accrual
                                Charge  Payments Charges  Balance
                                ------- -------- -------- -------
                                         (in thousands)
Staff Reductions............... $   684   $209    $ (47)  $   522
Office closures and other costs   1,069     --        --    1,069
Asset write-offs...............   5,198     --     5,148       50
                                -------   ----    ------  -------
Total.......................... $ 6,951   $209    $5,101  $ 1,641
                                =======   ====    ======  =======

NOTE 11.  COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through March of 2014. Rental expense under these leases totaled $1,671,000, $1,582,000 and $1,389,000 in 2001, 2000 and 1999, respectively. Under these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance.

   At December 31, 2001, future minimum lease payments under operating leases with initial terms exceeding one year are as follows (in thousands):

                2002..................................... $2,686
                2003.....................................  1,463
                2004.....................................  1,292
                2005.....................................    882
                2006.....................................    214
                Thereafter...............................  1,435
                                                          ------
                   Total future minimum lease payments... $7,972
                                                          ======

   The total of future minimum rentals to be received under non-cancelable subleases related to the above leases are $147,000, $83,000 and $36,000 for the years ending 2002, 2003 and 2004, respectively.

NOTE 12.  PREFERRED STOCK

   In July 1992, the shareholders of the Company approved the creation of a new class of undesignated preferred stock and authorized 1,000,000 shares of $.01 par value, in one or more series, with voting rights and preferences to be determined by the Board of Directors. In March 1998, 263,158 shares were designated as Series A Convertible Preferred Stock and were issued to HarbourVest Partners along with warrants to purchase 65,790 shares of Series B Convertible Preferred Stock and 65,790 shares of Series C Convertible Preferred Stock at an exercise price of $45.00 and $50.00 per share, respectively, in exchange for cash of $9,500,000, net of issuance costs of $500,000. Each share of preferred stock was initially convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for certain dilutive issuances. In June 1999, the 263,158 shares of
                                ePRESENCE, INC.

Series A Convertible Preferred Stock, held by HarbourVest Partners, automatically converted into 2,631,580 shares of common stock. On March 10, 2000, the warrants to purchase shares of Series B and Series C Convertible Preferred Stock converted into warrants to purchase an aggregate of 1,315,800 shares of common stock.

NOTE 13.  STOCK OPTION PLANS

   Under the Company's 1992 Stock Incentive Plan, as amended (the "1992 Stock Incentive Plan"), the Company may grant incentive stock options and non-statutory options for the purchase of an aggregate of 5,470,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2001, 2,961,064 options and shares were outstanding under this plan, of which 420,000 shares were subject to the Company's repurchase right and certain other restrictions for a period of up to three years. The 1992 Stock Incentive Plan provides that incentive stock options may not be granted at less than the fair market value of the Company's common stock at the grant date, options generally vest ratably over a three-year period and expire ten years from the date of grant.

   The 1992 Stock Incentive Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. On October 16, 1998, the Company issued 396,000 shares of restricted common stock to executive officers and certain members of senior management at par value. An amount for unearned compensation of $1,426,000 was recorded within shareholders' equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 480,000 shares and 40,000 shares of restricted stock were issued in 2000 and 1999, respectively. An additional $2,560,200 and $277,000 was recorded as unearned compensation within shareholders' equity in 2000 and 1999, respectively, equal to the fair market value of the stock on the date it was issued, less the purchase price. In 2000, 35,600 shares of restricted stock were cancelled, and 10,000 shares of restricted stock were cancelled in 1999. Amortization of $1,478,894, $824,527 and $1,000,000 was
recorded in 2001, 2000 and 1999, respectively, as compensation expense related to these issuances. The remainder of the unearned compensation will be amortized over a period of up to three years from the date of issuance.

   The Company currently holds notes receivable for a total of approximately $1,335,000 from executive officers and other members of senior management of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The principal plus accrued interest on the remaining $1,312,000 will be forgiven at a rate of 20% on the anniversary date of the note, over a five-year period. The notes and accrued interest are recorded as an other non-current asset.

   Under the Company's 2000 Non-Executive Stock Incentive Plan (the "2000 Non-Executive Stock Plan"), the Company may grant non-statutory options for the purchase of an aggregate of 1,250,000 shares of common stock to employees, consultants and advisors. At December 31, 2001, 574,867 options were outstanding under this plan. These options vest ratably over a three-year period and expire ten years from the date of grant.

   The 2000 Non-Executive Stock Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. On October 19, 2000, the Company issued 80,000 shares of restricted stock to certain members of senior management at par value of which 46,000 shares were outstanding at December 31, 2001. These shares are subject to the Company's repurchase right and certain other restrictions for a period of up to two years. An amount for unearned compensation of $454,200 was recorded within shareholders' equity equal to the fair market value of the stock on the date it was issued, less the
                                ePRESENCE, INC.

purchase price. An additional 6,000 shares of restricted stock were issued in 2001. An additional $25,000 was recorded as unearned compensation within shareholders' equity in 2001 equal to the fair market value of the stock on the date it was issued, less the purchase price. Amortization of $252,000 was recorded in 2001 and $45,175 was recorded in 2000, as compensation expense related to these transactions. The remainder of the unearned compensation will be amortized over a period of up to two years from the date of issuance.

   Under the Company's 2001 Stock Incentive Plan (the "2001 Plan"), the Company may grant stock options and other stock based awards for the purchase of an aggregate of 1,200,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2001, 963,300 options were outstanding under this plan. The 2001 Plan provides that incentive stock options may not be granted at less than the fair market value of the Company's common stock at the grant date, and options generally vest ratably over a three-year period and expire ten years from the date of grant.

   Under the Company's 1992 Director Stock Option Plan, as amended (the "1992 Director Plan"), the Company may grant non-statutory stock options for the purchase of up to an aggregate of 325,000 shares of common stock to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Under the terms of the 1992 Director Plan, initial options are automatically granted to each eligible director upon his or her initial election as a director that cover 32,000 shares of common stock, and annual options are automatically granted on the date of each Annual Meeting of Shareholders of the Company that cover 8,000 shares of common stock. In addition, after four years of service on the Board, each director will automatically receive an option that covers 16,000 shares. The 1992 Director Plan provides that options shall be granted at the fair market value of the Company's common stock at the grant date. Annual options generally vest twelve months after the grant date and initial options and service options vest ratably over a four-year period. At December 31, 2001, 245,000 options were outstanding under the 1992 Director Plan.

   Under the Company's 1995 Employee Stock Purchase Plan, as amended 1,050,000 shares of common stock are available to all full-time employees through semi-annual offerings. At December 31, 2001, 1,010,378 shares of common stock have been purchased under this plan. In 2001, the Board of Directors suspended this plan until further notice.

   In May 2000, the Company acquired SND and assumed the 2000 SND Stock Incentive Plan. At December 31, 2001, 46,800 options were outstanding under this plan. The 2000 SND Stock Incentive Plan provides that incentive stock options may not be granted at less than the fair market value of the Company's common stock at the grant date, and options generally vest ratably over a three-year period and expire ten years from the date of grant.

   During 1997, in addition to the options described above, options to purchase an aggregate of 1,300,000 shares were issued to four executive officers of the Company. The underlying shares were registered with the SEC and generally vest over a four-year period. At December 31, 2001, 760,000 of such options were outstanding.

   The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. In fiscal year 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its stock-based compensation plans under APB Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards at the grant dates as calculated
                                ePRESENCE, INC.

in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                       2001              2000             1999
                                ------------------  --------------- ----------------
                                   As       Pro        As     Pro      As      Pro
                                Reported   Forma    Reported Forma  Reported  Forma
                                --------  --------  -------- ------ -------- -------
                                      (in thousands except per share amounts)
Net (loss)/income.............. $(36,841) $(46,054) $15,055  $6,508 $28,149  $24,016
Basic (loss)/income per share.. $  (1.60) $  (2.00) $  0.64  $ 0.27 $  1.33  $  1.14
Diluted (loss)/income per share $  (1.60) $  (2.00) $  0.56  $ 0.24 $  1.11  $  0.94

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 0%, 0% and 0%; expected volatility of 80%, 105% and 90%; risk-free interest rates of 5.0%, 6.4% and 5.8%; and expected lives of 5.0, 5.0, and 5.0 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. Additional awards in future years are anticipated. SFAS No. 123 does not apply to awards granted prior to 1995. The 2001 pro forma amounts include $9,213,000 of pro forma income related to stock option forfeiture experience.

                                ePRESENCE, INC.

   A summary of the status of the Company's stock plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below.

                                            2001 Weighted    2000 Weighted    1999 Weighted
                                           Average Exercise Average Exercise Average Exercise
                                           ---------------- ---------------- ----------------
                                            Shares   Price  Shares    Price  Shares    Price
                                           ------    -----  ------   ------  ------   ------
                                                      (share amounts in thousands)
   Outstanding at beginning of year.......  4,447    $8.81  3,222    $ 7.11   3,076   $ 3.55
   Granted................................  1,981    $3.89  2,492    $10.50   1,590   $10.94
   Exercised..............................    (91)   $2.79   (424)   $ 3.98  (1,119)  $ 2.83
   Cancelled.............................. (1,252)   $6.80   (843)   $ 9.71    (325)  $ 6.95
                                            ------   -----  -----    ------  ------   ------
   Outstanding at end of year.............  5,085    $6.68  4,447    $ 8.81   3,222   $ 7.11
                                            ======   =====  =====    ======  ======   ======
   Options exercisable at end of year.....  2,362    $6.87  1,450    $ 5.20   1,095   $ 3.93
                                            ======   =====  =====    ======  ======   ======
   Weighted-average fair value of options
     granted during the year..............           $2.69           $10.46           $ 7.97

The following table summarizes information about the Company's stock options at December 31, 2001:
(share amounts in thousands)

                                      Options Outstanding  Options Exercisable
                                      -------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Number    Contractual Exercise   Number    Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
       $1.15-$2.25.......      704     5.2 years   $ 2.23       704     $ 2.23
       $2.26-$3.99.......    1,351     9.2 years   $ 3.25       156     $ 3.57
       $4.00-$6.50.......    1,019     8.6 years   $ 5.30       435     $ 5.78
       $6.51-$10.00......      861     7.7 years   $ 8.55       547     $ 8.64
      $10.01-$20.00......    1,150     8.0 years   $13.25       520     $13.19
                             -----                            -----
                             5,085                            2,362
                             =====                            =====

NOTE 14.  SALE OF EQUITY BY SWITCHBOARD

   During 2000, Switchboard sold, in its initial public offering, 6,325,000 shares of its common stock for $15.00 per share. The aggregate gross proceeds raised in the offering were $94,900,000. Total expenses in connection with the offering were approximately $8,600,000, of which $6,600,000 was for underwriting discounts and commissions and $2,000,000 was for professional services and other expenses.

NOTE 15.  STOCK REPURCHASE

   In December 2000, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of its common stock on the open market. Repurchases of stock are at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from the Company's existing cash and investment balances along with cash generated from operations. As of December 31, 2001, the Company had expended $6,306,000 toward stock repurchases of which $6,140,000 and $166,000 was during the years ended December 31, 2001 and 2000, respectively.

NOTE 16.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

                                ePRESENCE, INC.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations and financial position.

NOTE 17.  SALE OF INVESTMENT

   In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. ("Software.com"), a company which supplies Internet messaging solutions to services providers. During the year ended December 31, 2000, the Company sold 491,202 shares of common stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At December 31, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within shareholders' equity.

   In January 2000, the Company entered into a hedging contract for 300,000 shares of Software.com common stock. The maturity date for the contract was February 2, 2001. Upon maturity, the Company received payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. Under the agreement the settlement price could be no lower than $84.04 and no higher than $114.50 per common share.

   In February 2000, the Company entered into a hedging contract for 100,000 shares of Software.com common stock. The maturity date for the contract was February 25, 2001. Upon maturity, the Company received payment for the value of the Software.com common shares based upon the average closing price of the ten consecutive trading days prior to, and including, the maturity date. Under the agreement the settlement price could be no lower than $84.60 and no higher than $115.90 per common share.

                                ePRESENCE, INC.

   On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). Each Software.com shareholder received 1.6105 Phone.com shares. On October 26, 2000, the Company entered into two hedging contracts for Openwave shares effectively rolling over its hedging contracts of Software.com common shares. The contracts were adjusted to equivalent Phone.com shares and pricing and maintained the same terms as the original contracts with the exception of maturities. The hedging contract for 483,150 Openwave shares matured between January 23, 2001 and January 29, 2001 and the average settlement price was $67.55 per common share. The hedging contract for 161,050 Openwave shares matured on January 24, 2001 and the settlement price was $70.60 per common share.

   In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,000,000 and a realized gain of approximately $39,000,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of the hedge contract. As of December 31, 2001, the Company held no shares of Openwave.

NOTE 18.  SALE OF SUBSIDIARY

   On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 19.  INCOME TAXES

   The provision/(benefit) for income taxes consists of the following:

                                              Years ended December 31,
                                            ---------------------------
                                              2001     2000      1999
                                            --------  -------  --------
                                                   (in thousands)
           Current tax expense (benefit):
           Federal income taxes............ $    275  $   328  $    170
           Foreign income taxes............       84      (19)      (37)
           State income taxes..............      600    1,045       224
                                            --------  -------  --------
               Total current expense.......      959    1,354       357
                                            --------  -------  --------
           Deferred tax expense (benefit):
           Federal income taxes............  (29,709)  12,194     1,254
           Foreign income taxes............       --       --        --
           State and local.................   (9,014)   1,066        75
           Valuation allowance.............   50,644       --   (23,978)
                                            --------  -------  --------
               Total deferred expense......   11,921   13,260   (22,649)
                                            --------  -------  --------
               Total....................... $ 12,880  $14,614  $(22,292)
                                            ========  =======  ========

                                ePRESENCE, INC.

   The tax effects of the temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2001 and December 31, 2000 were as follows:

                                                      December 31, 2001    December 31, 2000
                                                    --------------------  -------------------
                                                     Assets   Liabilities Assets   Liabilities
                                                    --------  ----------- -------  -----------
   Current:
   Bad Debts....................................... $  1,068     $  --        642   $     --
   Employee benefits and compensation..............      107        --        514         --
   FAS115..........................................       --      (206)        --    (13,645)
                                                    --------     -----    -------   --------
       Total Current...............................    1,175      (206)     1,156    (13,645)
                                                    --------     -----    -------   --------
   Non-Current:
   Goodwill and other intangibles..................    6,306        --         --         --
   Net operating loss and credit carryforwards.....   41,159        --      9,909         --
   Fixed Assets....................................    1,322        --      1,106         --
   Accrual to Cash.................................       --      (316)        --       (302)
   Discontinued Operations.........................                           233
   Other...........................................    1,134        --        861         --
   Prepaid Advertising & Restructuring.............    1,040                   --         --
                                                    --------     -----    -------   --------
       Total Non-Current...........................   50,961      (316)    12,109       (302)
                                                    --------     -----    -------   --------
   Total Deferred taxes before valuation allowance.   52,136      (522)    13,265    (13,947)
   Net Deferreds before valuation allowance........   51,614               13,519
   Valuation allowance.............................  (50,644)                  --
                                                    --------              -------
   Net Deferred Tax Asset/(Liability).............. $    970              $  (682)
                                                    ========              =======

   In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $50,644,000 for December 31, 2001 has been established for deferred tax assets.

   The Company has net operating loss carryforwards for federal and state tax purposes of approximately $87,436,000 and $109,045,000, respectively. The federal net operating loss carryforwards will begin to expire in 2012 and the state net operating loss carryforwards will begin to expire in 2002.

   Switchboard is not a member in the Company's consolidated federal income tax return because they are less than 80% owned by vote and value. Switchboard has net operating loss carryforwards for federal and state tax purposes of approximately $84,591,000 and $90,871,000, respectively.

   The Company has net operating loss carryforwards for federal and state tax purposes of approximately $3,564,000 and $18,894,000, respectively.

   Ownership changes resulting in the Company's issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in the future.

                                ePRESENCE, INC.

   A reconciliation of the Federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                       2001    2000     1999
                                                      -------  -----  --------
     Tax at statutory rate...........................  35.0 %  35.0 %  35.0 %
     State Income Taxes, net of U.S. federal benefit.    12.3    4.6       7.1
     Effect of Foreign Tax Rates.....................      --     --       3.1
     Non-Deductible Goodwill Amortization............   (8.6)    1.1        --
     Minority Interest...............................    46.5    9.2      71.8
     Foreign Losses not benefited....................     6.0  (1.1)      14.7
     Adjustment of prior year attributes.............    64.5     --        --
     Other...........................................     2.0    0.5       1.0
     Valuation Allowance............................. (211.4)     --   (751.5)
                                                      -------  -----  --------
     Effective Rate.................................. (53.7)%   49.3% (618.8)%
                                                      =======  =====  ========

NOTE 20.  BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE

   Basic (loss)/earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share include the dilutive effect of potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock. For the years ended December 31, 2001, 2000 and 1999, basic and diluted
(loss)/earnings per share were calculated as follows:

                                                       Years ended December 31,
-                                                      -------------------------
                                                         2001     2000    1999
                                                       --------  ------- -------
                                                            (in thousands,
                                                       except per share amounts)
   Basic (loss)/earnings per share numerator:
       (Loss)/income from continuing operations....... $(36,841) $15,055 $26,224
       Net (loss)/income..............................  (36,841)  15,055  28,149
   Denominator:
       Weighted average common shares outstanding.....   22,976   23,695  21,115
   Basic continuing (loss)/earnings per share......... $  (1.60) $   .64 $  1.24
   Basic (loss)/earnings per share.................... $  (1.60) $   .64 $  1.33
   Diluted (loss)/earnings per share per numerator:
       (Loss)/income from continuing operations....... $(36,841) $15,055 $26,224
       Net (loss)/income..............................  (36,841)  15,055  28,149
   Denominator:
       Weighted average common shares outstanding.....   22,976   23,695  21,115
       Weighted average common potential shares.......       --    3,032   4,334
       Total shares...................................   22,976   26,727  25,449
   Diluted continuing (loss)/earnings per share....... $  (1.60) $   .56 $  1.03
   Diluted (loss)/earnings per share.................. $  (1.60) $   .56 $  1.11

   Options to purchase 5,085,000, 855,200 and 531,000 shares of common stock outstanding during the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

                                ePRESENCE, INC.

NOTE 21.  SEGMENT INFORMATION

   As described in Note 1. "Nature of Business," the Company has two reportable segments: Services and Switchboard. Significant financial information relative to the Company's reportable segments is as follows:

                                                       Years Ended December 31,
                                                     ----------------------------
                                                       2001      2000      1999
                                                     --------  --------  --------
                                                            (in thousands)
   Services:
   Revenues......................................... $ 51,711  $ 61,300  $ 37,494
   Cost of Revenues.................................   35,569    33,857    22,714
                                                     --------  --------  --------
   Gross Profit.....................................   16,142    27,443    14,780
   Operating Expenses:..............................
       Sales and marketing..........................   18,111    20,225    10,926
       Product development..........................       --        --        --
       General and administrative...................   15,446    14,548    11,938
       Amortization of goodwill and intangibles.....    2,668     2,217        --
       Impairment of goodwill.......................   12,364        --        --
       Restructuring and other charges..............    3,953        --        --
       Loss on Viacom transaction...................       --        --        --
                                                     --------  --------  --------
   Operating Expenses...............................   52,542    36,990    22,864
                                                     --------  --------  --------
       Operating loss............................... $(36,400) $ (9,547) $ (8,084)
                                                     ========  ========  ========
          Total assets.............................. $ 97,183  $132,608  $162,255

                                                       Years Ended December 31,
                                                     ---------------------------
                                                       2001      2000     1999
                                                     --------  --------  -------
                                                            (in thousands)
   Switchboard:
   Revenues......................................... $ 16,026  $ 20,310  $ 8,304
   Cost of Revenues.................................    3,518     3,491    1,601
                                                     --------  --------  -------
   Gross Profit.....................................   12,508    16,819    6,703
   Operating Expenses:..............................
       Sales and marketing..........................   26,937    29,184   10,858
       Product development..........................    6,701     3,473    1,923
       General and administrative...................    4,331     3,303    1,712
       Amortization of goodwill and intangibles.....    8,017     1,568      866
       Impairment of goodwill.......................       --        --       --
       Restructuring and other charges..............    6,951        --       --
       Loss on Viacom transaction...................   22,203        --       --
                                                     --------  --------  -------
   Operating Expenses...............................   75,140    37,528   15,359
                                                     --------  --------  -------
       Operating loss............................... $(62,632) $(20,709) $(8,656)
                                                     ========  ========  =======
          Total assets.............................. $ 74,308  $ 98,557  $12,195

                                ePRESENCE, INC.

                                                       Years Ended December 31,
                                                     ----------------------------
                                                       2001      2000      1999
                                                     --------  --------  --------
                                                            (in thousands)
   Consolidated:
   Revenues......................................... $ 67,737  $ 81,610  $ 45,798
   Cost of Revenues.................................   39,087    37,348    24,315
                                                     --------  --------  --------
   Gross Profit.....................................   28,650    44,262    21,483
   Operating Expenses:..............................
       Sales and marketing..........................   45,048    49,409    21,784
       Product development..........................    6,701     3,473     1,923
       General and administrative...................   19,777    17,851    13,650
       Amortization of goodwill and intangibles.....   10,685     3,785       866
       Impairment of goodwill.......................   12,364        --        --
       Restructuring and other charges..............   10,904        --        --
       Loss on Viacom transaction...................   22,203        --        --
                                                     --------  --------  --------
   Operating Expenses...............................  127,682    74,518    38,223
                                                     --------  --------  --------
       Operating loss............................... $(99,032) $(30,256) $(16,740)
                                                     ========  ========  ========
          Total assets.............................. $171,491  $231,165  $174,450

   For the years ended December 31, 2001, 2000 and 1999, the Company delivered its services worldwide and it is now focused on the delivery of its services in the United States, and Switchboard delivers its revenues within North America. Revenue can be grouped into geographic areas as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                                   2001    2000    1999
                                                 -------  ------- -------
                                                      (in thousands)
          Revenues from unaffiliated customers:.
              North America..................... $62,902  $72,052 $34,252
              Europe............................   3,252    4,185   7,275
              Other.............................   1,583    5,373   4,271
                                                 -------  ------- -------
                 Total revenues................. $67,737  $81,610 $45,798
                                                 =======  ======= =======

NOTE 22.  MICROSOFT CORPORATION ALLIANCE

   On January 11, 1999, the Company announced a strategic alliance with Microsoft Corporation ("Microsoft") to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft's enterprise platform. Under the agreement, Microsoft has contributed $8,400,000 to fund these initiatives and for certain marketing and product development efforts and the purchase of 1,750,000 common stock warrants. The common stock warrants are subject to a three-year lock-up provision, based on continuation of the alliance, and have an exercise price of $10.00 per share. If exercised, Microsoft's warrants represent approximately 7.1% ownership of the outstanding common stock of the Company at December 31, 2001. The first of these payments was received in January 1999 in the amount of $5,900,000. The second payment of $2,500,000 was received in December 1999. The Company has recorded $4,032,000 of the 1999 payments received as additional paid in capital for the warrants issued to Microsoft. The remaining $4,368,000, associated with training, marketing and product development efforts, was recorded as an offset to expenses incurred related to this effort. At December 31, 2001, approximately $711,000 is classified as a component of accrued expenses.

                                ePRESENCE, INC.

NOTE 23.  VIACOM ALLIANCE

   In August 2001, Switchboard entered into a restructuring agreement with Viacom, under which, among other things, Switchboard agreed to terminate its right to the placement of advertising on Viacom's CBS properties with an expected net present value of approximately $44,500,000 in exchange for, primarily, the reconveyance by Viacom to Switchboard of approximately 7,500,000 shares of Switchboard's common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard's common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard's series E special voting preferred stock. In addition, as part of the restructuring of Switchboard's relationship with Viacom, its license to use specified CBS trademarks terminated on January 26, 2002.

   On October 26, 2001, Switchboard obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom's rights as the holder of Switchboard's special voting preferred stock resigned as directors of Switchboard. Due to the reduction in the number of outstanding shares of Switchboard's stock associated with the closing, the Company became Switchboard's majority stockholder, owning approximately 54% of Switchboard's outstanding stock.

   In connection with the termination of its advertising and promotion agreement with Viacom, Switchboard incurred a loss equal to approximately $22,200,000 in 2001, which is recorded as a loss on Viacom transaction in the accompanying statement of operations. The non-cash accounting loss results from the difference between the net present value of Switchboard's remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard's common and preferred stock reconveyed and the warrants cancelled.

   Subsequently, on February 27, 2002, Viacom exercised its warrant pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock of Switchboard. Additionally, on March 12, 2002, Switchboard repurchased such 386,302 shares of common stock from Viacom at a price of $3.25 per share. Switchboard will account for these shares as treasury stock.

NOTE 24.  AOL ALLIANCE

   In December 2000, Switchboard entered into a Directory and Local Advertising Platform Services Agreement (the "Directory Agreement") with AOL, to develop a new directory and local advertising platform and product set to be featured across specified AOL properties.

   Switchboard and AOL share specified directory advertisement revenues during the term of the Directory Agreement. In general (i) Switchboard will receive a majority of the first $35.0 million of such directory advertisement revenues and (ii) Switchboard will receive a lesser share of any additional such directory advertisement revenues. Switchboard paid AOL $13.0 million at the signing of the directory agreement. The directory agreement calls for a second payment of $13.0 million on or before March 11, 2002. Switchboard has had discussions with AOL regarding the timing of this payment, and has not yet made payment of this amount. AOL has not asserted a breach of the agreement based upon this nonpayment. Any such assertion would fall within the resolution and arbitration provisions of the agreement. AOL has participated in discussions with Switchboard. AOL has committed to pay at least $2.0 million to Switchboard in consulting or service fees, of which Switchboard had delivered $1.9 million in services to AOL through December 31, 2001. The Directory Agreement has an initial term of four years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 24 months and again after 36 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if Switchboard is acquired by one of certain third parties or (c) if AOL acquires one of certain third parties and AOL pays to Switchboard a termination fee of $25.0 million.

                                ePRESENCE, INC.

   In connection with entering into the Directory Agreement, Switchboard issued to AOL 746,260 shares of its common stock, and agreed to issue to AOL 746,260 shares of common stock if the Directory Agreement continues after two years and an additional 746,260 shares of common stock if the Directory Agreement continues after three years. If Switchboard and AOL renew the Directory Agreement for at least an additional four years after the initial term, Switchboard agreed to issue to AOL a warrant to purchase up to 721,385 shares of Switchboard's common stock at a per share purchase price of $4.32. Switchboard granted AOL "piggy-back" registration rights and up to two Form S-3 demand registration rights with respect to the foregoing shares of common stock.

   Switchboard recorded expense related to the amortization of $13.0 million paid and the value of the 746,260 shares issued of $7,297,566 and $411,959 during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, Switchboard had $6.1 million, of the $13.0 million paid, recorded as prepaid royalties. Net revenue recognized from AOL was $4,074,129, or 25.4% of revenue, for 2001. Switchboard anticipates that revenue from AOL will represent an even greater percentage of its revenue in 2002 and will be a material component of its overall business. Amounts due from AOL included in accounts receivable at December 31, 2001 and 2000 were $573,863 and $200,000, respectively, and unbilled receivables as of December 31, 2001 were $618,357.

NOTE 25.  RELATED PARTIES

   In November 1996 and as amended in March 2000, the Company and Switchboard entered into a corporate services agreement regarding certain administrative services, including financial, accounting and payroll advice, treasury, tax and insurance services for which Switchboard paid the Company a monthly fee based on Switchboard's headcount and the level of services provided by the Company. In March 2002, the Company and Switchboard further amended the corporate services agreement to provide only for telephone services for an amount that is approximately equal to Switchboard's pro rata share of telephone related costs. The fee is reviewed and adjusted periodically by mutual agreement of the parties. For additional items such as development of data processing systems and programs, legal support, support in financing and acquisition transactions, general executive and management services, and support for contract bidding, Switchboard is charged based on ePresence's labor costs for the employee performing the services.

   Switchboard leases the space it occupies under an agreement with the Company. Switchboard pays ePresence rent in an amount that is approximately equal to its pro rata share of the Company's occupancy costs.

   The Chairman of the Board of Directors of Switchboard is also Chairman of the Board of Directors, President and Chief Executive Officer of the Company. One director of Switchboard is Senior Vice President and Chief Financial Officer of the Company.

   The Company currently holds notes receivable for a total of approximately $1,335,000 from officers and senior executives of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The principal plus accrued interest on the remaining $1,312,000 will be forgiven at a rate of 20% on the anniversary date of the note, over a five-year period subject to continued employment. The note and accrued interest are recorded as an other non-current asset.

NOTE 26.  SUBSEQUENT EVENTS (UNAUDITED)

   As a part of the Company's plan to improve results, the Company announced the closure its operations in the United Kingdom and Germany in the first quarter of 2002. As a result of this action, the Company anticipates non-recurring charges of $2,000,000 to $3,000,000 in the first quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   PART III

   The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A, with respect to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Except as provided below, information with respect to this item will appear in the sections captioned "Proposal 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2002 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation" and "Certain Relationships and Related Transactions" appearing in the 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information with respect to this item will appear in the section captioned "Beneficial Ownership of Common Stock" appearing in the 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to this item will appear in the section captioned "Certain Relationships and Related Transactions" appearing in the 2002 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

   1. Consolidated Financial Statements:

  .   Report of Independent Public Accountants for the year ended December 31,
      2001.

  . Report of Independent Accountants for the years ended December 31, 2000 and 1999.

  .   Consolidated Balance Sheets as of December 31, 2001 and 2000.

  . Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

  . Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

  . Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

  .   Notes to Consolidated Financial Statements.

   2. Consolidated Financial Statement Schedules:

  .   Schedule II--Valuation and Qualifying Accounts.

  .   Report of Independent Public Accountants for the year ended December 31,
      2001.

  . Report of Independent Accountants for the years ended December 31, 2000 and 1999.

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

   (b) The Company filed a Change in Certifying Accountant under Item 4 on Form 8-K on November 30, 2001. No other reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2001.

                                  SCHEDULE II

                                ePRESENCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 2001, 2000 and 1999
                            (dollars in thousands)

                                                   Balance  Additions
                                                     at     Charged to             Balance
                                                  Beginning Costs and              at end
                Description                       of Period  Expenses  Deductions of Period
                -----------                       --------- ---------- ---------- ---------
   Year ended December 31, 2001
       Reserve for price, sales and doubtful
         account allowance.......................  $1,278     $3,144     $1,786    $2,636
   Year ended December 31, 2000
       Reserve for price, sales and doubtful
         account allowance.......................  $  869     $  654     $  245    $1,278
   Year ended December 31, 1999..................
       Reserve for price, sales and doubtful
         account allowance.......................  $2,917     $  834     $2,882    $  869

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of ePresence, Inc.:

   We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ePresence, Inc. and subsidiaries included in the Form 10-K and have issued our report thereon dated January 30, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data as of December 31, 2001 and for the year then ended required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP
Boston, Massachusetts
January 30, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Shareholders of ePresence, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing on page 26 of the 2001 Annual Report to Shareholders of ePresence, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the two years ended December 31, 2000 noted in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the two years ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                 EXHIBIT INDEX

Number     Title of Document
------     -----------------
           Stock Purchase Agreement by and among the Registrant, Strategic Network Designs, Inc. and
2(3)       the Stockholders of Strategic Network Designs, Inc., dated May 11, 2000.
2A (18)    Amendment to Stock Purchase Agreement among the Company, David R. Rovner and Ranjan
           Sinja, individually and as the Stockholders' Representative of the stockholders of ePresence
           CRM, Inc. (formerly Strategic Network Designs, Inc.).
3.1(2)     Second Amended and Restated Articles of Organization of the Registrant.
3.2(16)    Articles of Amendment to Second Amended and Restated Articles of Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.
3.3(1)     Amended and Restated By-Laws of the Registrant.
3.3A(14)   Amendment No. 1 to Amended and Restated By-Laws of the Registrant.
10.1+(8)   [Reserved]
10.2+(8)   [Reserved]
10.3+(15)  1992 Stock Incentive Plan, as amended.
10.3A+(10) Form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.
10.3B+(10) Form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.
10.3C+(18) Revised form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.
10.3D+(18) Revised form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.
10.4+(15)  1992 Director Stock Option Plan, as amended.
10.5+(17)  Deferred Compensation Plan of the Registrant.
10.6+(4)   Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry.
10.6A+ (5) Amendment No. 1 dated as of June 17, 1997 to Employment Agreement between the Registrant and William P. Ferry.
10.6B+(9)  Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the
           Registrant and William P. Ferry.
10.6C+(14) Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the
           Registrant and William P. Ferry.
10.6D+(18) Amendment No. 4 dated as of November 16, 2000 to Employment Agreement between the
           Registrant and William P. Ferry.
10.6E+     Amendment No. 5 to Employment Agreement between the Company and William P. Ferry dated
           October 15, 2001.
10.7(1)    Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB
           Westboro C Limited Partnership, a Texas Limited Partnership.
10.7A(9)   Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro
           C Limited Partnership, a Texas Limited Partnership.
10.7B (18) Amendment to Lease Agreement dated July 22, 1994 between the Registrant and CB Westboro
           C Limited Partnership, a Texas Limited Partnership.
10.7C (18) Amendment to Lease Agreement dated September 19, 1995 between the Registrant and
           Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as
           successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).
10.8(6)    Securities Issuance Agreement dated as of September 4, 1997 by and between Foothill Capital
           Corporation and the Registrant.
10.8A (18) Amendment Number One to Securities Issuance Agreement, by and between Foothill Capital
           Corporation and the Registrant.
10.9(6)    Form of Warrant issued by the Registrant to Foothill Capital Corporation.
10.10(7)   Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1998 between the
           Registrant and HarbourVest Partners V-Direct Fund L.P.

10.11(16)   Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P.
            on June 30, 2000, replacing the Series B Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.
10.12(16)   Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P.
            on June 30, 2000, replacing the Series C Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.
10.13+(9)   Executive Retention Agreement dated as of October 16, 1998 between the Registrant and
            Richard M. Spaulding.
10.13A+(21) Amendment No. 1 to Executive Retention Agreement between the Company and Richard M.
            Spaulding dated July 26, 2001.
10.14+(9)   Executive Retention Agreement dated as of October 16, 1998 between the Registrant and
            Anthony J. Bellantuoni.
10.14A+(21) Amendment No. 1 to Executive Retention Agreement between the Company and Anthony J.
            Bellantuoni dated July 26, 2001.
10.15+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.
10.16+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.
10.17+(9)   Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellatuoni.
10.18*(11)  Alliance Agreement dated January 8, 1999 between the Registrant and Microsoft Corporation.
10.19(11)   Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.
10.20(11)   Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.
10.21+(11)  Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.
10.21A+(21) Amendment No. 1 to Employment Letter between the Company and Scott G. Silk dated July
            26, 2001.
10.22+(11)  Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to
            William P. Ferry.
10.23+(11)  Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to
            Anthony J. Bellantuoni.
10.24(12)   Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among
            Switchboard Incorporated, the Registrant and CBS Corporation, as amended.
10.24A(13)  Amendment No. 2 to Common Stock and Warrant Purchase Agreement by and among
            Switchboard Incorporated, the Registrant and CBS Corporation, effective as of July 1, 1999.
10.25*(12)  Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on
            June 30, 1999.
10.26*(12)  Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS
            Corporation, the Registrant and Switchboard Incorporated.
10.27(12)   License Agreement dated as of June 30, 1999 by and between CBS Corporation and
            Switchboard Incorporated.
10.28(12)   Warrant Purchase Agreement dated as of June 1, 1999 by and between the Registrant and CBS
            Corporation.
10.29(12)   Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30,
            1999.
10.30+(14)  Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to
            William P. Ferry.
10.31+(14)  Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to
            William P. Ferry.
10.32+(14)  Executive Officer Restricted Stock Agreement dated October 8, 1999 between the Registrant and Scott G. Silk.
10.33(16)   Pledge Agreement between the Company and Richard M. Spaulding, dated May 5, 2000.
10.34(16)   Pledge Agreement between the Company and Anthony J. Bellantuoni, dated May 5, 2000.

10.35(18)  Credit Agreement between the Company and Fleet National Bank, dated October 6, 2000, as amended.
10.36(18)  Security Agreement by the Company in favor of Fleet National Bank, dated October 6, 2000.
10.37(18)  Pledge Agreement between the Company and Fleet National Bank, dated October 6, 2000.
10.38+(18) Corporate Officer Restricted Stock Agreement between the Company and William P. Ferry, dated December 21, 2000.
10.39+(18) Corporate Officer Restricted Stock Agreement between the Company and William P. Ferry, dated December 21, 2000.
10.40+(18) Corporate Officer Restricted Stock Agreement between the Company and Richard M. Spaulding, dated December 1, 2000.
10.41+(18) Corporate Officer Restricted Stock Agreement between the Company and Anthony J.
           Bellantuoni, dated December 1, 2000.
10.42+(18) Corporate Officer Restricted Stock Agreement between the Company and Scott G. Silk, dated
           December 1, 2000.
10.43(18)  Pledge Agreement between the Company and Scott Silk, dated October 8, 2000.
10.43A(21) Amendment No. 1 to Pledge Agreement between the Company and Scott G. Silk dated July 26,
           2001.
10.44(18)  Pledge Agreement between the Company and Richard Spaulding, dated October 16, 2000.
10.44A(21) Amendment No. 1 to Pledge Agreement between the Company and Richard M. Spaulding dated
           July 26, 2001.
10.45(18)  Pledge Agreement between the Company and Anthony Bellantuoni, dated October 16, 2000.
10.45A(21) Amendment No. 1 to Pledge Agreement between the Company and Anthony J. Bellantuoni dated July 26, 2001.
10.46(18)  Termination of Stockholders' Voting Agreement by and among the Company, Switchboard
           Incorporated and Viacom Inc. (formerly CBS Corporation), dated January 1, 2001.
10.47+(18) Non-Qualified Stock Option Agreement between the Company and William P. Ferry, dated
           January 25, 2001.
10.48+(19) 2001 Incentive Stock Plan.
10.49+(20) 2001 Stock Incentive Plan, as amended.
10.50+(20) Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.
10.51+(20) Form of Non-Statutory Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.
10.52(21)  Secured Promissory Note issued to the Company by Richard M. Spaulding, dated July 26, 2001.
10.53(21)  Secured Promissory Note issued to the Company by Anthony J. Bellantuoni, dated July 26,
           2001.
10.54(21)  Secured Promissory Note issued to the Company by Scott G. Silk, dated July 26, 2001.
10.55+     Letter of Employment dated as of August 11, 1999 between the Company and Rodney P.
           Jackson.
10.56+     Restricted Stock Agreement between the Company and Rodney P. Jackson dated October 19,
           2000.
10.57+     Non-Statutory Stock Option Agreement dated January 25, 2001 granted by the Registrant to
           Rodney P. Jackson.
10.58+     Non-Statutory Stock Option Agreement dated July 26, 2001 granted by the Registrant to Scott
           Silk.
10.59      Promissory Note issued to the Company by William P. Ferry dated July 26, 2001.
10.60      Secured Promissory Note issued to the Company by Scott G. Silk dated October 8, 2001.
10.61      Pledge Agreement between the Company and Scott G. Silk dated October 8, 2001.
10.62+     Non-Qualified Stock Option Agreement dated October 15, 2001 granted by the Registrant to
           William P. Ferry.

                  21   Subsidiaries of the Registrant.

                  23.1 Consent of PricewaterhouseCoopers LLP.

                  23.2 Consent of Arthur Andersen LLP.

99.1 Confirmation Letter to the Securities and Exchange Commission from the Company in accordance with
     Temporary Note 3T to Article 3 of Regulation S-X.

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

(13) Incorporated herein by reference to Exhibit 10.4A to Switchboard Incorporated's Registration Statement on Form S-1 (File No. 333-90013), filed on October 29, 1999, as amended.

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

(18) Incorporated herein by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.

(19) Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form S-8, filed May 11, 2001 (File No. 333-60764).

(20) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001

(21) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EPRESENCE, INC.

                          By:   /S/  RICHARD M. SPAULDING
                              -----------------------------
                                          Richard M.
                                      Spaulding Senior Vice
                                      President and
                                      Chief Financial
                                      Officer, Treasurer
                                      and Clerk (Principal
                                      Financial
                                      and Principal
                                      Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Title                  Date
            ----                          -----                  ----

    /s/  William P. Ferry     Chairman of the               March 29, 2002
----------------------------- Board, President and
      William P. Ferry        Chief Executive
                              Officer (Principal
                              Executive Officer)

  /s/  Richard M. Spaulding   Senior Vice President,        March 29, 2002
----------------------------- Chief Financial Officer
    Richard M. Spaulding      and Treasurer
                              (Principal Financial and
                              Principal Accounting Officer)

     /s/  John F. Burton      Director                      March 29, 2002
-----------------------------
       John F. Burton

    /s/  Albert A. Notini     Director                      March 29, 2002
-----------------------------
      Albert A. Notini

     /s/  John J. Rando       Director                      March 29, 2002
-----------------------------
        John J. Rando

 /s/  Fontaine K. Richardson  Director                      March 29, 2002
-----------------------------
   Fontaine K. Richardson

  /s/  Robert M. Wadsworth    Director                      March 29, 2002
-----------------------------
     Robert M. Wadsworth