Form 10-Q
period 2002-03-31
EPRESENCE INC
filed 2002-05-15
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002            Commission File Number 000-20364

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

Yes   X             No
------------------------------------

Number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2002:

              Class                              Number of Shares Outstanding
              -----                              ----------------------------
Common Stock, par value $.01 per share                    22,802,939

                                 EPRESENCE, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001                           3

               Consolidated Statements of Operations
               Three months ended March 31, 2002 and 2001                     4

               Consolidated Statements of Cash Flows
               Three months ended March 31, 2002 and 2001                     5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                              18

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                               19

SIGNATURE                                                                     20

EXHIBIT INDEX                                                                 21

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

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share and par amounts)

                                                                                     March 31,       December 31,
                                                                                       2002             2001
                                                                                    (unaudited)       (audited)
                                                                                   -------------     -----------
ASSETS

Current assets:
      Cash and cash equivalents, including restricted cash
        of $788 and $874, respectively                                               $   25,007     $   33,896
      Marketable securities                                                              19,925         19,967
      Accounts receivable, less allowances of  $2,395 and $2,636,
        respectively                                                                      8,226         11,253
      Prepaid royalties                                                                   4,508          6,133
      Other current assets                                                                3,849          7,102
                                                                                     ----------     ----------
          Total current assets                                                           61,515         78,351

Marketable securities                                                                    70,518         68,212
Property and equipment, net                                                               5,829          6,139
Goodwill, net of accumulated amortization of $4,885                                      14,780         14,780
Other assets, net of accumulated amortization of $1,042 and $843,
  respectively                                                                            3,883          4,009
                                                                                     ----------     ----------
TOTAL ASSETS                                                                         $  156,525     $  171,491
                                                                                     ==========     ==========

LIABILITIES

Current liabilities:
      Accounts payable                                                               $    4,854     $    7,304
      Accrued expenses                                                                   13,849         13,128
      Other current liabilities                                                             733            787
      Deferred revenue                                                                    1,944          4,983
      Current portion of long-term debt                                                   2,385          2,357
                                                                                     ----------     ----------
          Total current liabilities                                                      23,765         28,559

Long-term debt, net of current portion                                                      424            518
Minority interests in consolidated subsidiaries                                          28,367         29,636

SHAREHOLDERS' EQUITY

Convertible preferred stock, $.01 par value;
  authorized - 1,000,000 shares; none issued                                                  -              -
Commonstock, $.01 par value;
  authorized - 100,000,000 shares; issued 26,316,039
  and 26,316,039 shares, respectively                                                       263            263
Additional paid-in capital                                                              172,281        172,960
Unearned compensation                                                                    (1,028)        (1,372)
Accumulated deficit                                                                     (32,540)       (25,222)
Accumulated other comprehensive income                                                      299          1,019
Treasury stock at cost; 3,507,500 and 3,393,300 shares, respectively                    (35,306)       (34,870)
                                                                                     ----------     ----------
          Total shareholders' equity                                                    103,969        112,778
                                                                                     ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  156,525     $  171,491
                                                                                     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                      Three Months Ended March 31,
                                                                                           2002           2001
                                                                                           ----           ----
Revenues:
      Services                                                                         $  10,293       $  15,967
      Switchboard                                                                          4,023           4,271
                                                                                       ---------       ---------
           Total revenues                                                                 14,316          20,238
                                                                                       ---------       ---------

Cost of Revenues:
      Services                                                                             6,999          10,449
      Switchboard                                                                            918             851
                                                                                       ---------       ---------
           Total cost of revenues                                                          7,917          11,300
                                                                                       ---------       ---------
Gross profit                                                                               6,399           8,938

Operating expenses:
      Sales and marketing                                                                  4,445          12,578
      Product development                                                                  1,457           1,313
      General and administrative                                                           3,929           5,105
      Amortization of intangibles                                                          1,872           2,813
      Restructure charges                                                                  4,000               -
                                                                                       ---------       ---------

           Total operating expenses                                                       15,703          21,809
                                                                                       ---------       ---------
Operating loss from operations                                                            (9,304)        (12,871)

Other income/(expense):
      Interest income, net                                                                 1,113           1,919
      Minority interest in losses of Switchboard                                             847           4,477
      Gain on sale of Openwave, net                                                            -          38,678
      Other, net                                                                              38          (1,300)
                                                                                       ---------       ---------
           Total other income                                                              1,998          43,774
                                                                                       ---------       ---------

Net (loss)/income before income taxes                                                     (7,306)         30,903
Provision/(benefit) for income taxes                                                          12          14,800
                                                                                       ---------      ----------

Net (loss)/income                                                                      $  (7,318)      $  16,103
                                                                                       =========       =========

Net (loss)/income per share:
      Basic                                                                            $   (0.33)      $    0.68
                                                                                       =========       =========
      Diluted                                                                          $   (0.33)      $    0.64
                                                                                       =========       =========

Weighted average number of common shares:
      Basic                                                                               22,332          23,588
                                                                                       =========       =========
      Diluted                                                                             22,332          25,042
                                                                                       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Three Months Ended March 31,
                                                                                                 2002             2001
                                                                                                 ----             ----
 Cash Flows from Operating Activities:
 Net (loss)/income                                                                           $   (7,318)     $   16,103
 Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
       Gain on sale of investments                                                                    -         (38,678)
       Depreciation and amortization                                                                935           2,125
       Minority interest                                                                           (847)         (4,477)
       Loss on disposal of assets                                                                   177             599
       Loss on sale of subsidiary                                                                     -             828
       Restructuring and other charges, non-cash portion                                            800               -
       Amortization of unearned compensation                                                        344             521
       Non-cash advertising and promotion                                                             -           2,540
       Deferred income taxes                                                                          -          (5,366)
       Changes in operating assets and liabilities:
           Accounts receivable                                                                    3,016          (1,171)
           Income tax receivable                                                                    880               -
           Other current assets                                                                   3,999          (5,347)
           Other non-current assets                                                                  61             929
           Accounts payable and accrued compensation and expenses                                (5,241)          4,794
           Accrued costs for restructuring and other charges                                      2,655               -
           Deferred revenue                                                                      (3,035)            788
                                                                                             ----------      ----------
 Net cash used in operating activities                                                           (3,574)        (25,812)

 Cash Flows from Investing Activities:
       Capital expenditures                                                                        (604)         (2,420)
       Proceeds from sales of investment                                                              -          39,266
       Restricted cash                                                                               87            (773)
       (Purchases of)/Proceeds from marketable securities, net                                   (3,089)         (8,148)
                                                                                             ----------      ----------
 Net cash (used in)/provided by investing activities                                             (3,606)         27,925

 Cash Flows from Financing Activities:
       (Payments on)/proceeds from acquired debt                                                    (66)            773
       Purchase of treasury stock                                                                (1,691)         (1,961)
       Proceeds from stock plan purchases, stock options and warrants                               172             659
                                                                                             ----------      ----------
 Net cash (used in)/provided by financing activities                                             (1,585)           (529)
 Effect of exchange rate changes on cash and cash equivalents                                       (38)           (224)
                                                                                             ----------      ----------
 Net (decrease)/increase in cash and cash equivalents                                            (8,803)          1,360
 Cash and cash equivalents at beginning of the period                                            33,022          39,726
                                                                                             ----------      ----------
 Cash and cash equivalents at end of the period                                              $   24,219      $   41,086
                                                                                             ===========     ==========

 Supplemental Disclosures of Cash Flow Information:
           Non-cash investing activity:
             Issuance of stock related to acquisition                                        $        -      $      577
           Non-cash financing activity:
             Note receivable from officer for issuance of
             common stock of subsidiary                                                      $    1,449      $        -


The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     ePresence, Inc., (the "Company"; Nasdaq: EPRE), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. The Company's services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. Switchboard Incorporated ("Switchboard"), the Company's majority owned subsidiary (Nasdaq: SWBD), is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions.

     Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as the Voting Rights Agreement was terminated and the Company's ownership was then 38%, the Company ceased to consolidate Switchboard's results with its results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and the Company then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 23, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements included in the Company's 2001 Form 10K. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three months ended March 31, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of March 31, 2002 and December 31, 2001. At March 31, 2002, the Company owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 2002, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report to Stockholders and Annual Report on Form
     10-K filed with the Securities and Exchange Commission on April 1, 2002.

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

NOTE 2.  BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilution of weighted average potential common shares outstanding during the period. Potential equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock using the treasury stock method, and the conversion of preferred stock using the if-converted method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

          For the three months ended March 31,                                          2002        2001
          ------------------------------------                                          ----        ----
          (in thousands, except per share data)
          Basic earnings per share

                  Numerator:
                          Net income                                                 $  (7,318)    $16,103
                                                                                     =========     =======
                  Denominator:
                          Weighted average common shares outstanding                    22,332      23,588
                                                                                     ---------     -------
          Basic earnings per share                                                   $   (0.33)      $0.68
                                                                                     =========     =======

          Diluted earnings per share

                  Numerator:
                          Net income                                                 $  (7,318)    $16,103
                                                                                     ---------     -------
                  Denominator:
                          Weighted average common shares outstanding                    22,332      23,588
                          Weighted average potential common shares                         -         1,454
                                                                                     ---------     -------

                          Total shares                                                  22,332      25,042
                                                                                     ---------     -------

          Diluted earnings per share                                                 $   (0.33)    $  0.64
                                                                                     =========     =======

     Options to purchase 2,880,069 and 2,596,592 shares of common stock outstanding during the quarters ended March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would have been anti-dilutive.

NOTE 3.  COMPREHENSIVE INCOME

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

         For the three months ended March 31,                                           2002          2001
         ------------------------------------                                           ----          ----
         (in thousands)
         Net income                                                                   ($7,318)     $ 16,103
         Unrealized gain/(loss) on marketable securities                                 (685)      (23,794)
         Translation adjustment                                                           (35)         (174)
                                                                                     --------      --------
         Comprehensive loss                                                          $ (8,038)     $ (7,865)
                                                                                     ========      ========

NOTE 4.  RESTRUCTURING AND OTHER CHARGES

     During the three-month period ended March 31, 2002, as part of the Company's plan to implement cost-cutting measures in its services business, the Company recorded a pre-tax charge of $4,000,000 related to a workforce reduction of approximately 45 positions, office closures including the closure of the Company's offices in Germany and the United Kingdom and asset write-offs. The Company expects to use $3,200,000 of cash related to these activities.

     The following is a table summarizing the Q1 2002 restructuring and other charges of the Company's services segment:


                                                              Three Months Ended March 31, 2002
                                                                        (in thousands)
                                                        Total                                  Accrual/
                                                        Other         Cash       Non-cash     Reserve
                                                       Charges       Payments     Charges      Balance
                                                       -------       --------     -------      -------
         Staff reductions                            $   1,026       $  389       $    -     $    637
         Office closures and other costs                 2,312          156            -        2,156
         Asset write-offs                                  662            -            -          662
                                                     ---------       ------       -------    --------
                                                     $   4,000       $  545       $    -     $  3,455
                                                     =========       ======       =======    ========


     In 2001, the Company had recorded a pre-tax charge of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. The Company expects to use $2,934,000 of cash related to these activities.

     At March 31, 2002, the Company had utilized approximately $3,714,000 in total of the combined liability of which $2,326,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at March 31, 2002 was approximately $4,239,000, of which $3,060,000 is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002.


     The following is a table summarizing the Q1 2002 and 2001 restructuring and other charges, collectively, of the Company's services segment:


                                                                  Three Months Ended March 31, 2002
                                                                           (in thousands)
                                                  Accrual/                                                Accrual/
                                                  Reserve         Total                                    Reserve
                                                  Balance         Other          Cash         Non-cash     Balance
                                                 12/31/2001      Charges       Payments       Charges     3/31/2002
                                                 ----------      -------       --------       -------     ---------
        Staff reductions                          $   533        $ 1,026      $    951         $    -      $    608
        Office closures and other costs               885          2,312           183              -         3,014
        Asset write-offs                              130            662             -            175           617
                                                  -------        -------      --------         ------      --------
                                                  $ 1,548        $ 4,000      $  1,134         $  175      $  4,239
                                                  =======        =======      ========         ======      ========

     In December 2001, Switchboard recorded net pre-tax restructuring and other charges of approximately $7,000,000, comprised primarily of $5,200,000 for the impairment of certain assets, $1,100,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations.

     Of the total $7,000,000 charge, $1,400,000 was cash related. As of March 31, 2002, $829,000 was expended. Switchboard has a remaining liability of $882,000 as of March 31, 2002, of which Switchboard estimates that approximately $600,000 is cash related. Switchboard expects to spend approximately $550,000 by December 31, 2002, with the remainder to be paid through December of 2005.

NOTE 5.  AMERICA ONLINE, INC.

     In December 2000, Switchboard entered into a directory and local advertising platform services agreement with America Online, Inc. ("AOL"), to develop a new directory and local advertising platform and product set to be featured across specified AOL properties. In April 2002, certain terms of the agreement were amended. Under the amended directory agreement, Switchboard shares with AOL specified directory advertisement revenue. In general, Switchboard will receive a majority of the first $35,000,000 of such directory advertisement revenue, and Switchboard will receive a lesser share of any additional directory advertisement revenue. Switchboard paid AOL $2,000,000 upon the execution of the April 2002 amendment and will make six additional quarterly payments of $2,000,000 each, with the final payment due in October 2003. AOL has committed to pay Switchboard at least $2,000,000 in consulting or service fees under a payment schedule which ends in September 2002. The amended directory agreement has an initial term of five years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if Switchboard is acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays Switchboard a termination fee of $25,000,000.

     Under the amended agreement, Switchboard's requirement to issue an additional 1,492,520 shares of Switchboard common stock in the future was eliminated. The value of the 746,260 shares of Switchboard's common stock issued in December 2000 is being amortized over a period of five years as amortization of goodwill and intangibles. If Switchboard renews the directory agreement with AOL for at least an additional four years after the initial term, Switchboard agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

     Net revenue recognized from AOL was $2,026,000 and $310,000, or 50% and 7% of Switchboard's revenue, for the three months ended March 31, 2002 and 2001, respectively. Amounts due from this customer included in accounts receivable at March 31, 2002 and December 31, 2001 were $1,970,000 and $574,000, respectively. Unbilled receivables at March 31, 2002 and December 31, 2001 were $424,000 and $618,000, respectively.

NOTE 6.  REPURCHASE OF SWITCHBOARD SHARES FROM VIACOM

     On February 27, 2002, Viacom Inc. exercised its warrant to purchase 533,468 shares of Switchboard's common stock at $1.00 per share pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of Switchboard common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of Switchboard common stock from Viacom at a price of $3.25 per share, for a total cost of $1,255,000. Switchboard has recorded the value of these shares as treasury stock at cost.

NOTE 7.  NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

     In January 2002, Switchboard recorded a note receivable from an officer and member of its Board of Directors for approximately $1.5 million arising from the issuance of 450,000 shares of Switchboard common stock as restricted stock. The note bears interest at a rate of 4.875%, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At March 31, 2002, Switchboard recorded $1,467,000 as a note receivable within Switchboard's stockholders' equity.

NOTE 8.  SALE OF INVESTMENT

     In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave").

     In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,000,000 and a realized gain of approximately $39,000,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of a hedge contract. As of March 31, 2002 the Company held no shares of Openwave.

NOTE 9.  SALE OF SUBSIDIARY

     On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 10. SEGMENT INFORMATION

     As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company's reportable segments is as follows:


                                                             Three Months Ended March 31,
                                                                    (in thousands)
Services                                                       2002               2001
--------                                                       ----               ----
       Revenues                                              $10,293            $15,967
       Cost of Revenues                                        6,999             10,449
                                                             -------            -------
       Gross Profit                                            3,294              5,518

       Operating Expenses:
             Sales and marketing                               3,018              5,296
             Product development                                   -                  -
             General and administrative                        3,222              4,196


             Amortization of intangibles                           -                743
             Restructuring and other charges                   4,000                  -
                                                              ------           --------
       Operating Expenses                                     10,240             10,235
                                                             -------           --------
                  Operating loss                             $(6,946)          $ (4,717)
                                                             =======           ========

                                                             Three Months Ended March 31,
                                                                    (in thousands)
Switchboard:                                                   2002               2001
------------                                                   ----               ----
       Revenues                                             $  4,023           $  4,271
       Cost of Revenues                                          918                851
                                                            --------           --------
       Gross Profit                                            3,105              3,420

        Operating Expenses:
             Sales and marketing                               1,427              7,282
             Product development                               1,457              1,313
             General and administrative                          707                909
             Amortization of goodwill and intangibles          1,872              2,070
                                                            --------           --------
       Operating Expenses                                      5,463             11,574
                                                            --------           --------
            Operating loss                                  $ (2,358)          $ (8,154)
                                                            =========          ========

                                                             Three Months Ended March 31,
                                                                    (in thousands)
Consolidated:                                                  2002               2001
-------------                                                  ----               ----
       Revenues                                             $ 14,316           $ 20,238
       Cost of Revenues                                        7,917             11,300
                                                            --------            -------
       Gross Profit                                            6,399              8,938

        Operating Expenses:
             Sales and marketing                               4,445             12,578
             Product development                               1,457              1,313
             General and administrative                        3,929              5,105
             Amortization of goodwill and intangibles          1,872              2,813
             Restructuring and other charges                   4,000                  -
                                                            --------           --------
        Operating Expenses                                    15,703             21,809
                                                            --------           --------
            Operating loss                                  $ (9,304)          $(12,871)
                                                            ========           ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

     Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as the Voting Rights Agreement was terminated and the Company's ownership was then 38%, the Company ceased to consolidate Switchboard's results with its results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and the Company then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 23, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements included in the Company's 2001 Form 10K. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three months ended March 31, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of March 31, 2002 and December 31, 2001. At March 31, 2002, the Company owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

     As part of the Company's continuing plan to improve results, the Company closed its operations in the United Kingdom and Germany in the first quarter of 2002 and booked a charge as part of the Company's restructuring and other charges.

RESULTS OF OPERATIONS

     Services Revenues

     Services revenues for the three-month period ended March 31, 2002 decreased 36% to $10.3 million, compared with $16.0 million for the corresponding period in 2001. The decrease in 2002 was principally due to lower revenues from our web solutions business and the closure of our international operations through the sale of our Australian subsidiary in March 2001, the closure of our operations in The Netherlands in May 2001 and the closure of our operations in the United Kingdom and Germany in January 2002. As a result of the closure of our international operations, international revenues for the three-month period ended March 31, 2002 decreased 94% to $0.2 million, compared with $2.8 million in 2001.

     Services Gross Profit

     Gross profits for services for the three-month period ended March 31, 2002 were 32%, or $3.3 million, compared with 35%, or $5.5 million, for the corresponding period in 2001. The decreases in gross profit dollars and percentages in 2002 were primarily due to decreases in revenues from consulting services due to reduced and deferred technology spending by many of our customers in the first quarter of 2002 and the utilization of less consulting resources. Cost of services revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third-party product costs.

     Services Operating Expenses

     Sales and marketing expenses for services decreased 43% to $3.0 million for the three-month period ended March 31, 2002, compared with $5.3 million for the corresponding period in 2001. The decrease in 2002 was due primarily to cost reduction initiatives in our domestic and international operations which included the sale of our Australian subsidiary, the closing of our operations in Europe and staff reductions in our web solutions business. Sales and marketing expenses as a percentage of services revenues were 29% and 33% for the three-month periods ended March 31, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

     General and administrative expenses for services decreased 23% to $3.2 million for the three-month period ended March 31, 2002, compared with $4.2 million for the corresponding period in 2001. The decrease in 2002 was primarily attributable to a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 31% and 26% for the three-month periods ended March 31, 2002 and 2001, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in the Company's management, finance, human resources, information services and legal groups; recruiting and training costs for delivery personnel; and facilities and depreciation expenses.

     Services Amortization of Intangibles

     Amortization of goodwill expenses for services was zero for the three-month period ended March 31, 2002, and $0.7 million in the corresponding period in 2001. This decrease is due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company completed an assessment of fair value of goodwill in the first quarter of 2002 and believes the book value of goodwill at March 31, 2002 has not been impaired.

     Services Restructuring and Other Charges

     In the three-month period ended March 31, 2002, as part of the Company's plan to implement cost-cutting measures, the Company recorded a net pre-tax charge of $4.0 million for services restructuring and other charges. These charges included a workforce reduction of approximately 45 positions, office closures including the closure of the Company's offices in Germany and the United Kingdom and asset write-offs.

     In the second and third quarters of 2001, the Company recorded a pre-tax charge of $4.0 million related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. The Company expects to use $2.9 million of cash related to these activities.

     At March 31, 2002, the Company had utilized approximately $3.7 million in total of the combined liability of which $2.3 million was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at March 31, 2002 was approximately $4.2 million. The Company anticipates that it will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002. See
     Note 4, Restructuring and Other Charges, in the Company's Notes to Consolidated Financial Statements for the three-month period ended March 31, 2002.

     Switchboard Revenues

     Total revenues from Switchboard included in the consolidated financial results of our operations decreased to $4.0 million for the three-month period ended March 31, 2002, from $4.3 million for the comparable period in 2001. The decrease of $0.3 million consisted primarily of a decrease in national advertising revenue, offset in part by an increase in merchant network revenue.

     Switchboard Gross Profit

     Gross profits for Switchboard decreased to $3.1 million for the three months ended March 31, 2002 from $3.4 million for the corresponding period in 2001. As a percentage of revenue, gross profit for the three months ended March 31, 2002 decreased to 77% from 80% for the corresponding period in 2001. These decreases in gross profit dollars and percentages were primarily the result of lower revenues and an increase in cost of revenues in 2002. The increase in cost of revenues for the three months ended March 31, 2002 was primarily the result of an increase in depreciation expense associated with additional equipment necessary to support Switchboard's web site and those of Switchboard's merchant network alliance partners. The increase in cost of revenues for such period was also due to an increase in salaries and benefits associated with personnel performing billable engineering services, offset in part by a decrease in third-party web site creation and hosting expenses associated with Switchboard's merchant services programs.

     Switchboard Operating Expenses

     Sales and marketing expenses for Switchboard decreased to $1.4 million for the three months ended March 31, 2002 compared with $7.3 million for the corresponding period in 2001. The decrease of $5.9 million was primarily related to the elimination of the non-cash advertising expense related to Switchboard's former agreement with Viacom's CBS properties, which accounted for $2.5 million of Switchboard's sales and marketing expense during the three months ended March 31, 2001. The decrease was also attributable to a decrease in other advertising expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses. These decreases were offset in part by the reversal in the three months ended March 31, 2002 of a deferred cost benefit related to a warrant agreement entered into in connection with a development, access and license agreement. As a percentage of revenue, sales and marketing expenses were 36% for the three months ended March 31, 2002 compared with 171% for the corresponding period in 2001.

     Product development expenses for Switchboard increased to $1.5 million for the three months ended March 31, 2002 compared with $1.3 million for the corresponding period in 2001. The increase was primarily due to the capitalization of deferred project costs of $0.2 million and an increase in salaries and benefits associated with new personnel, offset in part by a decrease in outside consulting expenses. As a percentage of revenue, product development expenses were 36% for the three months ended March 31, 2002 compared with 31% for the corresponding period in 2001.

     General and administrative expenses for Switchboard decreased to $0.7 million for the three months ended March 31, 2002 as compared to $0.9 million for the corresponding period in 2001. The decrease of $0.2 million was primarily due to decreases in salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance and consulting expenses. As a percentage of revenue, general and administrative expenses were 18% for the three months ended March 31, 2002 compared with 21% for the corresponding period in 2001.

     Switchboard Amortization of Intangibles

     Switchboard expenses for the amortization of goodwill and intangibles decreased to $1.9 million for the three months ended March 31, 2002, as compared to $2.1 million for the corresponding period in 2001. The decrease was due to amortization in 2001 of goodwill resulting from Switchboard's acquisition of Envenue, as well as amortization expense in 2001 associated with a software license.

     Consolidated Other Income/(Expense) and Income Taxes

     Consolidated other income/(expense) was $2.0 million for the three-month period ended March 31, 2002 and $43.8 million for the corresponding period in 2001. The decrease in 2002 is due primarily to gains on sales of Openwave/Software.com stock of approximately $38.7 million in 2001.

     The Company recorded no tax benefit on its operating losses in 2002 and 2001 due to the uncertainty of its realization. The small provision for income taxes in 2002 is for taxes related to our securities as well as state taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, consolidated cash, cash equivalents and marketable securities were $115.5 million, of which $60.2 million was held by ePresence and $55.3 million was held by Switchboard. At December 31, 2001, consolidated cash, cash equivalents and marketable securities were $122.1 million, of which $62.1 million was held by ePresence and $60.0 million was held by Switchboard. Consolidated working capital decreased from $49.8 million at December 31, 2001 to $37.8 million at March 31, 2002. Cash and cash equivalents decreased $8.9 million resulting in a consolidated balance, excluding restricted cash of $0.8 million, of $24.2 million at March 31, 2002. This decrease was primarily due to net cash used in operating activities of $3.6 million and cash used in financing activities of $3.6 million and cash used in investing activities of $1.6 million as follows.

     Net cash used in operating activities for the three-month period ended March 31, 2002 of $3.6 million, was primarily due to: a net loss of $7.3 million, a decrease in accounts payable and accrued expenses of $5.2 million, a decrease in deferred revenues of $3.0 million and our minority interest of Switchboard's losses of $0.8 million. These decreases were offset in part by a decrease in other current assets of $4.0 million, an increase on accrued costs for restructuring charges of $2.7 million, a decrease in accounts receivable of $3.0 million, depreciation and amortization of $0.9 million and a decrease in income tax receivable of $0.9 million.

     Net cash used in investing activities for the three-month period ended March 31, 2002 of $3.6 million was primarily related to the purchases of investments of $3.1 million and capital expenditures of $0.6 million.

     Net cash used in financing activities for the three-month period ended March 31, 2002 of $1.6 million was primarily due to $0.4 million in stock repurchases pursuant to the Company's stock buyback program and Switchboard's $1.3 million repurchase of Switchboard common stock from Viacom subsequent to Viacom's cashless exercise of its warrants.

     On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from ePresence's existing cash and investment balances along with cash generated from operations. As of March 31, 2002, the Company has expended $6.7 million toward stock repurchase.

     During the three months ended March 31, 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $38.7 million.

     The Company has received a commitment letter from Silicon Valley Bank regarding a $10.0 million working capital line of credit and providing for borrowings at Silicon Valley Bank's prime rate. The Company is working with Silicon Valley Bank toward the finalization of terms and conditions and the execution of definitive loan documents. The Company had no borrowings under any credit facilities outstanding at either March 31, 2002 or December 31, 2001.

     We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company's operations through at least the next twelve months.

     FACTORS AFFECTING FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report on Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

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

     During the first quarter of 2002 and in the second and third quarters of 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including on our ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

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

     Our future success depends on the increased acceptance and use of advanced technologies as a means for conducting commerce and operations. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Businesses may delay adoption of advanced technologies for a number of reasons, including:

        o inability to implement and sustain profitable business models using advanced technologies;

        o  inadequate network infrastructure or bandwidth;

        o delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

        o delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

        o failure of companies to meet their customers' expectations in delivering goods and services using advanced technologies.

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

     Some of our contracts can be canceled by the customer with limited advance notice and without significant penalty. Termination by any customer of a contract for our services could result in a loss of expected revenues and additional expenses for staff, which were allocated to that customer's project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

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

        o  the success of Switchboard's relationship with AOL;

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

        o Switchboard's expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue; and

        o Switchboard's ability to attract and retain highly skilled managerial and technical personnel.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We are exposed to financial market risks, including changes in interest rates. The Company's marketable securities as of March 31, 2002, are invested in US agencies, bonds and notes and repurchase agreements. The majority of our investments are short-term and have maturities within two years. A significant portion of the Company's cash is invested in short-term interest-bearing securities. While the Company has in the past used hedging contracts to manage exposure to changes in the value of marketable securities, the Company is not currently a party to any such contract. The Company may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

       All the potential changes noted above are based on sensitivity analysis performed on our balances as of March 31, 2002.

       During 2001 and the first quarter of 2002, the Company closed or sold all of its foreign entities excluding Canada. The Company does not believe that foreign currency exchange rate fluctuations will have a material effect on the Company's operating results or financial condition. The Company does not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on the Company's operating results or financial condition.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed on the Exhibit Index immediately proceeding such exhibits are filed as part of this report.

     During the quarter ended March 31, 2002, the Company filed one report on Form 8-K, dated February 13, 2002. The Form 8-K was filed pursuant to Item 9 of Form 8-K regarding an analyst presentation. No other reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                 EPRESENCE, INC.
                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EPRESENCE, INC.

       Date: May 15, 2002       By: /s/ Richard M. Spaulding
                                   ---------------------------------------------

                                      Richard M. Spaulding
                                      Senior Vice President and Chief Financial
                                      Officer, Treasurer and Clerk
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number      TITLE OF DOCUMENT
--------------      -----------------
10.1                Form of Director Non-Statutory Stock Option Agreement,
                    under the 1992 Stock Incentive Plan, as amended.