Form 10-K/A
period 2001-12-31
EPRESENCE INC
filed 2002-09-20
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                           AMENDMENT NO.1 TO FORM 10-K
                                   (Mark One)


     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                                       OR


     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                          Commission File No. 000-20364


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |X|


     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on a per share fair market value as of March 22, 2002 of $4.01, was approximately $62,056,992. For this purpose, any officer, director or 5% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

     On March 22, 2002, there were 22,830,539 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Specifically identified portions of the Registrant's Definitive Proxy Statement, which was filed with the Securities and Exchange Commission within 120 days after December 31, 2001 in connection with the Company's 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Amendment No. 1 to Annual Report on Form 10-K/A.

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Annual Report on Form 10-K/A is to restate our audited financial statements for the fiscal year ended December 31, 2001 and to correspondingly modify related disclosures.


     The restatement of our financial statements for the fiscal year ended December 31, 2001 disclosed in this Amendment No. 1 to Annual Report on Form 10-K/A are described in detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements", included herein within Item 7 of Part II, and our consolidated financial statements and related notes, including, without limitation, Note 3, included herein as Item 8 of Part II.


     We have amended and restated in its entirety each Item of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 that has been affected by these restatements. This Amendment No. 1 to Annual Report on Form 10-K/A does not reflect events occurring after the April 1, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the re-audit of our financial statements for the fiscal year ended December 31, 2001 and the related restatements disclosed herein.

     The Items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which are amended and restated herein, are:


          o    Item 1 of Part I;
          o    Items 5, 6, 7, 7a and 8 of Part II; and
          o    Item 14 of Part IV

The remaining Items originally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, in the form filed with the Securities and Exchange Commission on April 1, 2002, are not amended hereby.

                                 ePresence, Inc.


                            Index to Annual Report on
                           Form 10-K/A filed with the
                   Securities and Exchange Commission for the
                          Year Ended December 31, 2001


                     Items in Form 10-K/A (Amendment No. 1)


                                                                                                              Page No.
                                                                                                              --------
                                                          PART I
Item 1.     Business                                                                                              5
                                                          PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                 8
Item 6.     Selected Financial Data                                                                               8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                 9
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                           22
Item 8.     Financial Statements and Supplementary Data                                                          23

                                                          PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     51
            Signatures                                                                                           54

                           FORWARD-LOOKING STATEMENTS


     This Amendment No. 1 to Annual Report on Form 10-K/A contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "will", "believe", "anticipate", "plan", "expect" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" which is in Part II of this Amendment No. 1 to Annual Report on Form 10-K/A. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.


     As noted in "Explanatory Note" above, the risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results", and elsewhere herein do not reflect events occurring after April 1, 2002 and are not modified or updated, except as required to reflect the effects of the restatements discussed in "Explanatory Note" above. For current information regarding risks, uncertainties and other factors that may affect operating results, business prospects and the market price of our stock, in this Form 10-K/A please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Operating Results" included in Item 2 of Part I of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                     PART I

ITEM 1.    BUSINESS

General

     ePresence, Inc., ("ePresence," the "Company" or the "Registrant"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 23, Segment Information, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001, which is incorporated from Item 8 herein.


     "ePresence" is a servicemark of the Company. Other trademarks, tradenames and servicemarks used in this Annual Report on Form 10-K/A are the property of their respective companies or organizations.


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

Switchboard Incorporated


     Switchboard Incorporated ("Switchboard"), our majority-owned subsidiary is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and "brick and mortar" merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location based searching, and interactive maps and driving directions. Its web site, Switchboard.com, is a showcase for its technology and breadth of directory product offerings, and is a resource to consumers and businesses alike.


     On March 2, 2000, Switchboard consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard's outstanding common stock. Subsequent to the IPO and through December 31, 2000 we continued to consolidate Switchboard's results as part of our financial results as, notwithstanding our 38% ownership of Switchboard's outstanding common stock during this period, the Company maintained control over Switchboard's board of directors under a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. ("Viacom"). As a result of the termination of this Voting Rights Agreement on January 1, 2001, we ceased consolidating Switchboard's results as part of our financial results for the first three quarters of 2001 and accounted for our ownership interest in Switchboard under the equity method of accounting. On October 26, 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and the Company owning approximately 54% of Switchboard's outstanding common stock. Due to our majority ownership, we have retroactively consolidated Switchboard's results as part of our 2001 financial results beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. As of March 22, 2002, we own approximately 52% of Switchboard's outstanding common stock. See Note 25, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

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

     For a further discussion of the Company's relationship with Switchboard, see Note 27, Related Parties, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from Item 8 herein.

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

     For the year ended December 31, 2001, ChevronTexaco accounted for 12% of consolidated revenues in 2001. No one customer accounted for more than ten percent of consolidated revenues in 2000 and 1999.

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

International Operations

     As a part of the Company's plan to improve results, in March 2001 the Company sold its Australian subsidiary, in May 2001 it shut down its operations in The Netherlands and in the first quarter of 2002, the Company decided to close its remaining international operations in the United Kingdom and Germany. As a result of the actions regarding the United Kingdom and Germany, we anticipate non-recurring charges of $2,000,000 to $3,000,000 in the first quarter of 2002. See Note 23, Segment Information and Note 28, Subsequent Events, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from Item 8 herein.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information with respect to this item may be found under Item 6, "Selected Financial Data" of this Annual Report on this Amendment No. 1 to Annual Report on Form 10-K/A.


ITEM 6. SELECTED FINANCIAL DATA


The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A. Our historical results are not necessarily indicative of our results of operations to be expected in the future. As discussed in Item 8 of this Amendment No. 1 to Annual Report on Form 10-K/A and in Note 3 of our Consolidated Financial Statements, we have restated our previously audited consolidated statements for the fiscal year ended December 31, 2001. The effects of these restatements are reflected in this selected consolidated financial data.



                                                                     Years ended December 31,
                                                        -----------------------------------------------------------
                                                          2001
                                                        Restated       2000         1999         1998         1997
                                                        --------       ----         ----         ----         ----
                                                                 (in thousands, except per share amounts)
Statement of operations data:
    Revenues:
         Services                                      $  51,711     $ 61,300     $ 37,494     $ 21,320     $  9,797
         Switchboard                                      13,326       20,310        8,304        6,513          709
         Total revenues                                   65,037       81,610       45,798       27,833       10,506
         Loss from continuing operations(1,2)           (105,743)     (29,963)     (16,740)     (12,321)     (11,964)
         Net (loss)/income(3,4)                          (40,331)      15,055       28,149        1,115      (16,908)
Net (loss)/income per share:
    Basic                                              $   (1.76)    $   0.64     $   1.33     $   0.06     $  (0.97)
    Diluted                                            $   (1.76)    $   0.56     $   1.11     $   0.06     $  (0.97)
Balance sheet data:
    Working capital                                    $  71,703     $130,973     $112,443     $ 10,249     $ (2,732)
    Total assets                                         162,951      231,165      174,450       43,389       42,928
    Total shareholders' equity                           109,186      149,679      115,367       56,210        5,077




QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                    2001 Quarter Ended
                                                                                 (as Previously Reported)
                                                            --------------------------------------------------------
                                                             Dec. 31        Sept. 30        June 30         March 31
                                                             -------        --------        -------         --------
                                                                    (in thousands, except per share amounts)

Revenues:
       Services                                             $ 11,917        $ 10,712        $ 13,115        $ 15,967
       Switchboard                                             3,787           3,171           4,798           4,270
       Total revenues                                         15,704          13,883          17,913          20,237
Loss from continuing operations(1)                           (37,966)        (31,803)        (16,393)        (12,871)
Net (loss)/income(2)                                         (20,703)        (26,378)         (5,867)         16,033
Net (loss)/income per share:
Basic                                                       $  (0.92)       $  (1.16)       $  (0.25)       $   0.68
Diluted                                                     $  (0.92)       $  (1.16)       $  (0.25)       $   0.64




                                                                                    2001 Quarters Ended
                                                                                         (Restated)
                                                            --------------------------------------------------------
                                                             Dec. 31        Sept. 30        June 30         March 31
                                                             -------        --------        -------         --------
                                                                      (in thousands, except per share amounts)
Revenues:
    Services                                                $ 11,917        $ 10,712        $ 13,115        $ 15,967
    Switchboard                                                3,787           3,171           3,818           2,551
    Total revenues                                            15,703          13,883          16,933          18,518
Loss from continuing operations(1,2)                         (46,300)        (30,361)        (15,931)        (13,149)
Net (loss)/income                                            (25,105)        (25,731)         (5,590)         16,095
Net (loss)/income per share:
    Basic                                                   $  (1.12)       $  (1.13)       $  (0.24)       $   0.68
    Diluted                                                 $  (1.12)       $  (1.13)       $  (0.24)       $   0.64
         Stock price (close):
            High                                            $   4.94        $   3.75        $   4.94        $   7.81
            Low                                             $   2.81        $   2.73        $   3.35        $   4.00

                                                                                 2000 Quarters Ended
                                                            --------------------------------------------------------------
                                                            Dec. 31           Sept. 30           June 30          March 31
                                                            -------           --------           -------          --------
                                                                        (in thousands, except per share amounts)
Revenues:
    Services                                                $17,651           $17,005           $14,593           $12,051
    Switchboard                                               6,026             5,700             4,766             3,818
    Total revenues                                           23,677            22,705            19,359            15,869
Loss from continuing operations(1)                           (8,025)           (6,877)           (5,745)           (9,315)
Net (loss)/income                                            (2,339)           (1,818)           (1,113)           20,328
Net (loss)/income per share:
    Basic                                                   $ (0.10)          $ (0.08)          $ (0.05)          $  0.88
    Diluted                                                 $ (0.10)          $ (0.08)          $ (0.05)          $  0.73
         Stock price (close):
            High                                            $  7.06           $  9.06           $ 16.75           $ 39.75
            Low                                             $  3.44           $  6.06           $  6.69           $ 15.75


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


     2. Includes an impairment of goodwill of approximately $12,364 for services and special charges of $17,300 for Switchboard related to the impairment of the AOL Directory Agreement and other charges.

     3. Includes a net realized gain of approximately $33,378 in 2001 for the sale of shares in Openwave. Includes a net realized gain of approximately $44,556 in 2000 for the sale of shares in Software.com.


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

     On March 22, 2002, the Company had 8,430 shareholders of record.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ePresence has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 23 Segment Information in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

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

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

Our previously issued consolidated financial statements for the year ended December 31, 2001, and the consolidated financial statements for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The restatements are described in detail below.

In the first quarter of 2001, Switchboard sold banner advertising to a single customer that resulted in $2.7 million of revenue recognized in 2001. While seeking to collect payment, additional information about the customer and its relationship with one of Switchboard's vendors was evaluated by Switchboard and its recently engaged independent auditors, Ernst and Young LLP. This information led Switchboard to conclude that it would have been more appropriate to record the 2001 banner advertising revenue as a reduction of expense. Accordingly, as part of this Switchboard restatement, Switchboard reduced 2001 annual revenue by $2.7 million, reduced 2001 annual sales and marketing expenses by $1.5 million and reduced the 2001 special charges by $1.2 million. There was no effect on Switchboard's or our net loss for the year ended December 31, 2001 related to this issue.

Contemporaneous with Switchboard's decision to restate its 2001 financial statements for the banner advertising arrangement, Arthur Andersen LLP, our and Switchboard's independent auditors for fiscal 2001, advised us and Switchboard that its Boston office had ceased operations and would be unable to render a report on our and Switchboard's restated 2001 financial statements. Therefore, Ernst and Young commenced a re-audit of our 2001 financial statements in August 2002.

As a result of the re-audit, it was determined that the previously reported 2001 consolidated financial statements should also be restated for the following Switchboard items: a reduction in operating expenses of $1.1 million; an impairment charge relating to Switchboard's directory and local advertising platform agreement entered into with America Online, Inc. ("AOL") in December 2000 ("Directory Agreement") of $11.7 million; a reduction in the 2001 annual amortization expense related to the Directory Agreement of $3.3 million and a reduction in the number of shares of common stock used for computing earnings per share by 746,260 shares. In addition, Switchboard reclassified $27,900,000 and $10,400,000 in marketable securities at December 31, 2001 and 2000, respectively, from long-term to short-term, to reflect all marketable securities with less than one year to maturity as short-term.

The reduction in Switchboard operating expenses of $1.1 million related to the elimination of excess accrued liabilities that were reflected in the previously issued December 31, 2001 consolidated financial statements.

The $11.7 million impairment charge related to the Directory Agreement was determined pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a result of lower than initially anticipated revenues earned by Switchboard under the Directory Agreement during the first year of this arrangement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, which totaled $11.7 million at December 31, 2001. Revised revenue projections under the Directory Agreement were developed, and Switchboard calculated estimated cash flows to be received over the term of the Directory Agreement. Switchboard determined that the estimated future undiscounted cash flows were below the carrying value of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved.

The $3.3 million reduction in Switchboard amortization expense resulted from a change in the amortization rate used to amortize the prepaid asset related to the Directory Agreement as presented on our balance sheet.

As a result of the re-audit, it was also determined that the previously reported 2001 consolidated financial statements should be restated for a reduction in our operating expenses of $0.6 million for our services business related to the elimination of excess accrued liabilities and a reduction of amortization related to unearned compensation.

On January 1, 2001, we adopted SFAS No. 133, as amended which, among other things, required derivatives to be measured at fair value and recognized as either assets or liabilities in the financial statements, as discussed in Note 2 to the Consolidated Financial Statements. As a result we recorded a cumulative effect in accounting change, net of taxes of $3.4 million, offset by a decrease in the reported gain on the sale of Openwave as well as a decrease in the provision for income taxes. The adoption of SFAS 133 had no effect on our consolidated net income for the period ended December 31, 2001.

Because the above-described restatements reflect the timing of certain revenues and expenses and non-cash transactions, our consolidated balance sheet was correspondingly adjusted in various categories, including the asset related to the Directory Agreement, other assets and accrued expenses. In addition, the accumulated deficit at December 31, 2001 was increased by $3.5 million to reflect the cumulative effect of these adjustments. Our capital resources were not impacted by any of these restatements and reclassifications.

The Securities and Exchange Commission, ("SEC") has advised Switchboard that it will be delivering a document request in connection with an investigation by the SEC of the restatements of Switchboard's financial statements. Switchboard intends to cooperate fully with the SEC regarding this investigation.

Following is a summary of changes to selected consolidated financial data as a result of these restatements for the year ended December 31, 2001:

                                 EPRESENCE, INC.
           SUMMARY OF CHANGES TO SELECTED CONSOLIDATED FINANCIAL DATA
                AS A RESULT OF RESTATEMENTS AND RECLASSIFICATIONS
                    (In Thousands, Except Per Share Amounts)


STATEMENT OF OPERATIONS DATA:


                                                                               Year Ended December 31, 2001
                                                                          --------------------------------------
                                                                          As Reported    Adjustments    Restated
                                                                          -----------    -----------    --------
 Revenues:
    Services                                                               $  51,711      $     -      $  51,711
    Switchboard                                                               16,026       (2,700)        13,326
                                                                           ---------      -------      ---------
         Total revenues                                                       67,737       (2,700)        65,037
                                                                           ---------      -------      ---------

 Cost of Revenues                                                             39,087          208         39,295
                                                                           ---------      -------      ---------

 Gross profit                                                                 28,650       (2,908)        25,742
                                                                           ---------      -------      ---------

 Operating Expenses:
    Sales and marketing                                                       45,048       (2,737)        42,312
    Product development                                                        6,701            -          6,702
    General and administrative                                                19,777         (585)        19,192
    Amortization of goodwill, intangibles and other assets                    10,685       (3,250)         7,435
    Impairment of goodwill                                                    12,364            -         12,364
    Restructuring and special charges                                         10,904       10,373         21,277
    Loss on Viacom transaction                                                22,203            -         22,203
                                                                           ---------      -------      ---------
                     Total operating expenses                                127,682        3,801        131,485
                                                                           ---------      -------      ---------

 Loss from operations                                                        (99,032)      (6,709)      (105,743)

 Other Income/(Expense)                                                       75,071       (2,081)        72,992

 Net loss from continuing operations before
    income taxes and cumulative effect of accounting change                  (23,961)      (8,790)       (32,751)
 Provision for/(benefit from) income taxes                                    12,880       (1,855)        11,025
                                                                           ---------      -------      ---------
 Net loss before cumulative effect of accounting change                      (36,841)      (6,935)       (43,776)
    Cumulative effect of accounting change, net of tax of $1,855                   -        3,445          3,445
                                                                           ---------      -------      ---------
 Net loss                                                                    (36,841)      (3,490)       (40,331)


 Net loss per share: Basic and Diluted                                     $   (1.60)     $ (0.16)     $   (1.76)
                                                                           =========      =======      =========


BALANCE SHEET DATA:                                                               As of December 31, 2001
                                                                          ---------------------------------------
                                                                          As Reported    Adjustments     Restated
                                                                          -----------    -----------     --------

 Current Assets                                                               78,351       21,236         99,587
 Non-Current Assets                                                           93,140      (29,776)        63,364
 Total Assets                                                                171,491       (8,540)       162,951
 Accrued Expenses and other current liabilities                               13,915       (1,549)        12,366
 Minority interests in consolidated subsidiaries                              29,636       (3,399)        26,237
 Stockholders equity                                                         112,778       (3,592)       109,186


                                                                                    As of December 31, 2000
                                                                          -------------------------------------------
                                                                          As Reported    Adjustments     Reclassified
                                                                          -----------    -----------     ------------
 Current Assets                                                              143,327       10,380        153,707
 Non-Current Assets                                                           87,838      (10,380)        77,458
 Total Assets                                                                231,165            -        231,165

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

Services Gross Profit

     Gross profits from services in 2001 were 31%, or $15.9 million, compared with 45%, or $27.4 million, in 2000 and 39% or $14.8 million, in 1999. The decreases in gross profit dollars and percentages in 2001 were primarily due to decreases in revenues from consulting services due to unfavorable economic conditions and resultant lengthened sales cycles and decreased and deferred technology spending for many of our customers in 2001 combined with decreased utilization of consulting delivery resources. The increases in gross profit dollars and percentages in 2000 were primarily due to increases in revenues from consulting services and improved billing rates, offset in part by an increase in delivery personnel and related costs to expand consulting services. Cost of services revenues consists primarily of direct costs (e.g. salaries, benefits and travel expenses) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

     Sales and marketing expenses for services decreased 12% to $17.7 million in 2001, compared with $20.2 million in 2000. Sales and marketing expenses were $10.9 million in 1999. The decrease in 2001 was due primarily to cost reduction initiatives in our international operations which included the sale of our Australian subsidiary and the closing of our operation in The Netherlands, and staff reductions in our web solutions business. These decreases were offset, in part, by costs relating to increases in sales staff in the United States. The increase in 2000 was due primarily to increases in sales staff in our expanded consulting services activities and an increase in variable sales costs, including commissions, as a result of higher revenues. Additionally, we incurred approximately $1.7 million of corporate rebranding expense in 2000 relating to the change of the Company's name to ePresence, Inc. from Banyan Systems Incorporated. Sales and marketing expenses as a percentage of services revenues were 34%, 33% and 29% for 2001, 2000 and 1999, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

     General and administrative expenses for services increased 3% to $15.0 million in 2001, compared with $14.5 million in 2000 and $11.9 million in 1999. The increase in 2001 was primarily attributable to an incremental bad debt provision for $0.6 million. The increase in 2000 was due primarily to additional recruiting and training expenses related to the staffing of our expanding consulting services activities. General and administrative expenses as a percentage of services revenues were 29%, 24% and 32% for 2001, 2000 and 1999, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in the Company's management, finance, human resources, information services, legal and operations groups; recruiting and training costs for delivery personnel; facilities; and depreciation expenses not allocated to sales or cost of revenues.

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


Services Restructuring Charges

     In 2001, as part of the Company's plan to implement cost-cutting measures, the Company recorded a net pre-tax charge of $4.0 million for services restructuring charges. These charges included a workforce reduction of approximately 100 positions, office closures and asset write-offs. At December 31, 2001, the Company had utilized approximately $2.4 million in total of the liability of which $1.4 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2001 was approximately $1.6 million. The Company anticipates that it will utilize a substantial portion of the remaining liability by the end of fiscal year 2002. See Note 11, Restructuring Charges, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.


Switchboard Revenues

     Total revenues from Switchboard in 2001 included in the consolidated financial results of our operations were $13.3 million, compared with $20.3 million in 2000. Total revenues from Switchboard were $8.3 million in 1999. The decrease in Switchboard revenues in 2001 was due primarily to a decrease in national advertising and site sponsorship revenue, offset in part by an increase in merchant network revenue. The increase in revenue in 2000 when compared to 1999 consisted primarily of increases in national advertising revenue, merchant services revenue and syndication and licensing revenue.

Switchboard Gross Profit

     Gross profits from Switchboard in 2001 were 74%, or $9.8 million, compared with 83%, or $16.8 million, in 2000 and 81%, or $6.7 million, in 1999. The decreases in gross profit dollars and percentages in 2001 were primarily due to decreased revenue being spread over relatively fixed costs of revenue. The increases in gross profit dollars and percentage in 2000 were primarily due to overall increases in revenue, offset in part by an increase in variable costs.

Switchboard Operating Expenses

     Sales and marketing expenses for Switchboard decreased 16% to $24.6 million in 2001, compared with $29.2 million in 2000. Sales and marketing expenses were $10.9 million in 1999. The decrease in 2001 was primarily due to a decrease in merchant services program and CBS advertising expenses, offset in part by increases in other advertising expenses, provision for doubtful accounts, employee salaries and benefits and costs associated with additional leased facilities. The increase in 2000 was primarily related to increases in CBS advertising and merchant services program expenses; other advertising expenses; and employee salaries and benefits. Sales and marketing expenses as a percentage of Switchboard revenues were 185%, 144% and 131% for 2001, 2000 and 1999, respectively.


     Product development expenses for Switchboard increased 92% to $6.7 million in 2001, compared with $3.5 million in 2000. Product development expenses for Switchboard were $1.9 million in 1999. The increases in both 2001 and 2000 were due primarily to increases in salaries and benefits associated with new personnel resulting from Switchboard's acquisition of Envenue Inc. ("Envenue"); outside consulting expenses; and depreciation and costs associated with additional leased facilities, offset in part by the capitalization of deferred project costs. Product development expenses as a percentage of Switchboard revenues were 50%, 17% and 23% for 2001, 2000 and 1999, respectively.


     General and administrative expenses for Switchboard increased 27% to $4.2 million in 2001, compared with $3.3 million in 2000. General and administrative expenses for Switchboard were $1.7 million in 1999. The increase in 2001 was due primarily to increases in professional services; insurance expenses; and salaries and benefits associated with new personnel, offset in part by a decrease in franchise and excise taxes. The increase in 2000 was due primarily to increases in salaries and benefits associated with new personnel; franchise and excise taxes; costs associated with additional leased facilities; professional services expenses; and additional travel expenses resulting from new personnel. General and administrative expenses as a percentage of Switchboard revenues were 31%, 16%, and 21% for 2001, 2000 and 1999, respectively.

Switchboard Amortization of Goodwill, Intangibles and Other Assets

     Switchboard expenses for the amortization of goodwill, intangibles and other assets was $4.8 million in 2001, $1.6 million in 2000 and $0.9 million in 1999. The increase in 2001 resulted primarily from amortization of goodwill resulting from Switchboard's purchase of Envenue in November 2000, as well as amortization of the value of stock issued and cash paid to AOL related to the AOL Directory Agreement Switchboard entered into in December 2000. The increase in 2000 was due primarily to the amortization of the value of stock issued and cash paid to AOL and the amortization of software licenses. Amortization expense as a percentage of Switchboard revenues was 36%, 8%, and 10% for 2001, 2000 and 1999, respectively.

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

Switchboard Special Charges

     Switchboard recorded net pre-tax special charges of $17.3 million for the three months ended December 31, 2001. These charges were comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $0.7 million in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations. The actions related to the restructuring were substantially completed in 2001. Switchboard expects to spend approximately $1.3 million in 2002 related to the restructuring.

     Included in the $15.6 million impairment charge is a charge of $11.7 million for the assets related to the Directory Agreement. As a result of lower than initially anticipated revenues earned by Switchboard under the Directory Agreement during the first year of this arrangement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, which totaled $11.7 million at December 31, 2001. Revised revenue projections under the Directory Agreement were developed, and Switchboard calculated estimated cash flows to be received over the term of the Directory Agreement. Switchboard determined that the estimated future undiscounted cash flows were below the carrying value of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved.

     In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, during the three months ending December 31, 2001, Switchboard recorded as a component of the $15.6 million impairment charge for certain assets an impairment charge of $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in the $15.6 million impairment charge are amounts related to prepaid advertising expenses. As a result of Switchboard's change in overall strategy from a destination site to a technology provider, Switchboard no longer considers this prepaid advertising to be complementary to their corporate strategy. Accordingly, Switchboard recorded $1.4 million for the impairment of these prepaid advertising assets.

Consolidated Other Income/(Expense) and Income Taxes

     Consolidated other income/(expense) was $73.0 million in 2001, $59.9 million in 2000 and $20.7 million in 1999. The increases in 2001 and 2000 were due primarily to gains on sales of Openwave/Software.com stock of approximately $38.7 million and $44.6 million for 2001 and 2000, respectively. The increase in 2001 was also due to the minority share of increased losses in Switchboard.

     Our effective tax rate for the year ended December 31, 2001 was (33.7)%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes, as Switchboard net losses are not included in our tax return, upon our percentage ownership change on June 30, 1999 and a full valuation allowance provided against deferred tax assets. The Company recorded no tax benefit on its operating losses for the year ended December 31, 2001, due to the uncertainty of its realization.

In 2001 the Company evaluated the realizability of all of its deferred tax assets. Because, the Company believes it is more likely than not that all of the deferred tax assets will not be realized, a valuation allowance of $51,378,000 for the year ended December 31, 2001 was recorded. Of the $51,378,000 valuation allowance, $24,373,000 pertains to Switchboard, and $27,005,000 pertains to services.

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

     For a discussion of the Company's relationship with Switchboard, see Note 27, Related Parties, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.

     For a discussion of Switchboard's relationship with AOL, see Note 26, AOL Alliance in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which is incorporated from Item 8 herein.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 2001, consolidated cash, cash equivalents and marketable securities and restricted cash were $122.1 million, of which $62.1 million was held by ePresence and $60.0 million was held by Switchboard. At December 31, 2000, consolidated cash, cash equivalents and marketable securities were $152.2 million, of which $81.4 million was held by ePresence and $70.8 million was held by Switchboard. Consolidated working capital decreased from $131.0 million at December 31, 2000 to $72.6 million at December 31, 2001. Cash and cash equivalents, excluding restricted cash of $0.9 million, decreased $6.7 million resulting in a consolidated cash balance of $33.0 million at December 31, 2001. This decrease was primarily due to net cash used in operating activities of $33.6 million and cash used in financing activities of $4.6 million offset in part by cash provided by investing activities of $31.7 million as follows.

     Net cash used in operating activities in 2001 of $33.6 million, was primarily due to: a net loss of $40.3 million; a gain from sale of investments of $33.4 million; our minority interest of Switchboard's losses of $35.1 million, and the cumulative effect of accounting change of 5.3 million offset in part by a $22.2 million non-cash accounting loss on Switchboard's Viacom transaction, the non-cash portion of our restructuring and special charges of $19.4 million, an impairment of goodwill of $12.4 million, non-cash CBS advertising of $9.7 million, depreciation and amortization of $7.4 million, a decrease in accounts receivable of $6.7 million and a decrease in other non-current assets of $4.1 million.


     Net cash used in financing activities in 2001 of $4.6 million was primarily due to $6.1 million in stock repurchases pursuant to the Company's stock buyback program, offset, in part, by proceeds from issuance of notes payable of $1.1 million related to a computer equipment sale-leaseback transaction by Switchboard.

     Net cash provided by investing activities in 2001 of $31.7 million was primarily related to the proceeds from sale of investments of $39.3 million, offset, in part, by capital expenditures of $4.8 million and acquisition of goodwill of $2.1 million.

     In January 2000, we acquired ePresence Inc. (currently named ePresence Web Consulting, Inc.), a privately held e-business services company based in Red Bank, New Jersey that specialized in web design, development and integration. The estimated purchase price of the acquisition was approximately $10.6 million comprised of cash and our common stock. The acquisition was accounted for assuming the achievement of certain specified performance measures, using the purchase method of accounting.

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

     On November 24, 2000, Switchboard acquired Envenue, Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. There is also an 18-month earn-out of up to $2.0 million contingent on performance to be paid by Switchboard on or before July 8, 2002.

     In 2000, Switchboard raised approximately $86 million, net of expenses, through an initial public offering of its common stock.


     In 2000, we sold shares of Software.com common stock resulting in a net realized gain of approximately $44.6 million. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave"). In 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately $33.4 million.


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

     During 2001, Switchboard recorded net pre-tax special charges of $17.3 million related to impairment of certain assets, facility closures and workforce reduction. Switchboard expects to spend approximately $1.3 million in 2002 related to the restructuring.


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

     For a discussion of the Company's lease commitments, see Note 13, Commitments and Contingencies, in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 2001 which are incorporated from Item 8 herein.

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

     Switchboard generates its revenue primarily from its merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable.

     Revenues earned under the merchant network consist of advertising and platform services. Through their merchant network, Switchboard offers certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in their merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay Switchboard a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by Switchboard as it is earned. Platform services relate to the Switchboard's offerings to its merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with Switchboard whereby they create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, they also earn additional fees based on the number of merchants promoted within the platform. Revenue received by Switchboard for such development and licensing arrangements is deferred until such time the platform is accepted by the customer. After acceptance by the customer, revenue from such development and licensing agreements are recognized ratably over the life of the agreement. Any additional engineering or other services fees earned through the merchant promotions are recognized as earned due to their variable nature.

     Revenues earned under Switchboard's banner and site sponsorships consist principally of advertising revenue earned through the Switchboard.com web site. Specifically, Switchboard offers both site-wide banner and category specific banner programs on the Switchboard.com Web site.

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

Consolidation of Switchboard results with the financial results of the Company

     Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and the Company's ownership then being 38%, the Company ceased to consolidate Switchboard's results with its financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in
Note 25 in the Company's Notes to Consolidated Financial Statements, the Company became owner of approximately 54% of Switchboard's outstanding stock in October 2001. This change in ownership percentage resulted in the Company consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations while the minority interest in Switchboard is eliminated through consolidated other income and expense. The Company has retroactively consolidated Switchboard's results from operations beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of December 31, 2001. At December 31, 2001, the Company owned 9,802,421 shares of Switchboard or an approximate 54% interest.

Impairment of Long-lived Assets

     If facts and circumstances were to indicate that our long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived assets would be compared to its carrying amount to determine if a write-down to fair value is necessary.

     The Company's long-lived assets include goodwill and acquired intangible assets pursuant to its acquisition of ePresence, Inc. (currently named ePresence Web Consulting, Inc.) in January 2000 and its acquisition of Strategic Network Designs, Inc. (currently named ePresence CRM, Inc.) in May 2000. At December 31, 2001, the Company had $14.8 million of goodwill and other intangible assets, accounting for approximately 9.1% of the Company's total assets. The Company evaluates the net realizable value of its goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, the Company's evaluation considers non-financial data such as market trends, project development cycles and changes in management's market emphasis. During 2001, based on economic conditions and each business unit's actual and forecasted operating results, it became apparent that the carrying value of the acquired intangible assets and goodwill had been impaired. In September 2001, a charge of $12.4 million was recorded related to the impairment of goodwill measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows for goodwill.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $14.8 million of goodwill. We had recorded approximately $2.7 million of amortization during 2001 and would have recorded approximately $1.8 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company adopted SFAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14,780,000 as of the beginning of fiscal 2002. The Company completed an assessment of fair value of goodwill in the second quarter of 2002 and believes the book value of goodwill has not been impaired.




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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $51.4 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

     The net deferred tax asset as of December 31, 2001 was zero, net of a valuation allowance of $51.4 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.


     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We adopted SFAS 142 in the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14.8 million. We completed an assessment of fair value of goodwill in the second quarter of 2002 and we believe the book value of goodwill has not been impaired.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of this statement will have a material impact on our operations or financial position.


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We do not anticipate that the adoption of this statement will have a material impact on our operations or financial position.



     In November 2001, the Emerging Issues Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. Switchboard is required to adopt EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, Switchboard will offset the amortization of consideration given to AOL against revenue. Had Switchboard adopted EITF 01-9 in 2001, Switchboard revenues would have been reduced by approximately $4.1 million.


FACTORS AFFECTING FUTURE OPERATING RESULTS


     Certain of the information contained in this Amendment No. 1 to Annual Report on Form 10-K/A, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securites

     Marketable Securities and Interest Rates

     We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of December 31, 2001, are invested in US agencies, bonds and notes and repurchase agreements. The majority of our investments have maturities between one and five years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

     All the potential changes noted above are based on sensitivity analysis performed on our balances as of December 31, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


Report of Independent Public Auditors for 2001                     24

Report of Independent Accountants for 2000 and 1999                25

Consolidated Balance Sheets as of December 31, 2001 and 2000       26

Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                               27

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                         28

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                               29

Notes to Consolidated Financial Statements                         30

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and
Shareholders of ePresence, Inc.

We have audited the accompanying consolidated balance sheet of ePresence, Inc. as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ePresence, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 of the Consolidated Financial Statements, in 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

/s/ Ernst & Young LLP

Boston, Massachusetts
August 30, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of ePresence, Inc.:


    In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000 (appearing on pages 26 through 29 of this Form 10-K/A) present fairly, in all material respects, the financial position, results of operations and cash flows of ePresence, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 AND 2000
                  (in thousands, except share and par amounts)


                                                      December 31,  December 31,
                                                         2001          2000
                                                       -----------  ------------
                                                      (Restated)
 ASSETS
 Current assets:
     Cash and cash equivalents                          $ 33,022       $ 39,726
     Marketable securities                                47,817         79,953
     Accounts receivable, less allowances of
       $1,973 and $1,278, respectively                    11,216         18,439
       Prepaid Asset - Directory Agreement,
         current portion                                       -          6,500
     Other current assets                                  6,658          9,089
                                                        --------       --------
            Total current assets                          98,713        153,707

 Marketable securities                                    40,362         32,504
 Property and equipment, net                               6,139          5,636
 Goodwill, net of accumulated amortization of
   $4,885 and $2,263, respectively                        14,780         29,330
 Prepaid Asset - Directory Agreement                           -          6,133
 Other assets, net of accumulated amortization
   of $3,183 and $876, respectively                        2,957          3,855
                                                        --------       --------
 TOTAL ASSETS                                           $162,951       $231,165
                                                        ========       ========
 LIABILITIES
 Current liabilities:
     Accounts payable                                   $  7,304       $  4,561
     Accrued expenses                                     11,609         12,509
     Other current liabilities                               757            737
     Deferred revenue                                      4,983          4,723
     Current portion of long-term debt                     2,357            204
                                                        --------       --------
            Total current liabilities                     27,010         22,734

 Long-term debt, net of current portion                      518          2,000
 Deferred tax liability                                        -            682
 Minority interests in consolidated subsidiaries          26,237         56,070
 Commitments and contingencies (Note 13)

 SHAREHOLDERS' EQUITY
 Convertible preferred stock, $.01 par value;
   authorized - 1,000,000 shares; none issued                  -              -
 Common stock, $.01 par value; authorized -
   100,000,000 shares; issued 26,316,039 and
   26,063,646 shares, respectively                           263            261
 Additional paid-in capital                              173,140        144,725
 Unearned compensation                                    (1,654)        (2,743)
 Accumulated (deficit)/earnings                          (28,712)        11,619
 Accumulated other comprehensive income                    1,019         24,547
 Treasury stock at cost; 3,393,300 and 1,893,000
   shares, respectively                                  (34,870)       (28,730)
                                                        --------       --------
         Total shareholders' equity                      109,186        149,679
                                                        --------       --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $162,951       $231,165
                                                        ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For The Years Ended December 31, 2001, 2000 And 1999
               (In Thousands, Except Share And Per Share Amounts)


                                                                                Year Ended December 31,
                                                                         2001            2000          1999
                                                                        ------          ------         -----
                                                                      (Restated)
Revenues:
    Services                                                           $ 51,711        $ 61,300       $ 37,494
    Switchboard                                                          13,326          20,310          8,304
                                                                       --------        --------       --------
       Total revenues                                                    65,037          81,610         45,798
                                                                       --------        --------       --------
Cost of Revenues:
    Services                                                             35,777          33,857         22,714
    Switchboard                                                           3,518           3,491          1,601
                                                                       --------        --------       --------
       Total cost of revenues                                            39,295          37,348         24,315
                                                                       --------        --------       --------
Gross profit                                                             25,742          44,262         21,483
                                                                       --------        --------       --------
Operating Expenses:
     Sales and marketing                                                 42,312          49,409         21,784
     Product development                                                  6,702           3,473          1,923
     General and administrative                                          19,192          17,851         13,650
     Amortization of goodwill, intangibles and other assets               7,435           3,785            866
     Impairment of goodwill                                              12,364               -              -
     Restructuring and special charges                                   21,277               -              -
     Loss on Viacom transaction                                          22,203               -              -
                                                                       --------        --------       --------
        Total operating expenses                                        131,485          74,518         38,223
                                                                       --------        --------       --------
Loss from continuing operations                                        (105,743)        (30,256)       (16,740)

Other Income/(Expense):
    Interest income                                                       6,513           7,624          1,345
    Minority interest in losses of Switchboard                           35,048           9,861          3,513
    Interest expense                                                        (90)            (61)          (100)
    Gain on sale of Openwave, net                                        33,378          44,556         16,586
    Other expenses, net                                                  (1,857)         (2,055)          (672)
                                                                       --------        --------       --------
       Total other income                                                72,992          59,925         20,672

Net (loss)/income from continuing operations before
    income taxes and cumulative effect of accounting change             (32,751)         29,669          3,932
Provision for/(benefit from) income taxes                                11,025          14,614        (22,292)
                                                                       --------        --------       --------
Net (loss)/income from continuing operations before cumulative
    effect of accounting change                                         (43,776)         15,055         26,224
Discontinued operations:
    Income from discontinued operations (net of taxes of $3,283)              -               -          4,925
    Loss from disposal of discontinued operations
       (net of tax benefit of $2,000)                                         -               -         (3,000)
                                                                       --------        --------       --------
Net (loss)/income before cumulative effect of accounting change         (43,776)         15,055         28,149
                                                                       --------        --------       --------
    Cumulative effect of accounting change, net of tax of $1,855          3,445               -              -
                                                                       --------        --------       --------
Net (loss)/income                                                      $(40,331)       $ 15,055       $ 28,149
                                                                       ========        ========       ========
Net (loss)/income per share:
    Basic
       Continuing operations                                           $  (1.76)       $   0.64       $   1.24
                                                                       ========        ========       ========
       Net (loss)/income                                               $  (1.76)       $   0.64       $   1.33
                                                                       ========        ========       ========
    Diluted
       Continuing operations                                           $  (1.76)       $   0.56       $   1.03
                                                                       ========        ========       ========
       Net (loss)/income                                               $  (1.76)       $   0.56       $   1.11
                                                                       ========        ========       ========
Weighted average number of common shares:
    Basic                                                                22,976          23,695         21,155
                                                                       ========        ========       ========
    Diluted                                                              22,976          26,727         25,449
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

                                Conver-                        Addi-                 Accumu-                                 Total
                                tible             Common    tional    Unearned      lated          Other       Treasury      Share-
                              Preferred            Stock    Paid-in    Compen-    Earnings/    Comprehensive    Stock       holders'
                      Shares    Stock    Shares     Par     Capital    sation     (Deficit)  Income    Shares    Cost       Equity
                      ------    -----    -------    ---     -------   --------    --------   ------    ------    ----       -------

Balance,
   December 31,
   1998               263,158     $3   20,728,281  $ 208   $ 79,485   $(1,326)    $(31,585)  $  178 (1,848,000) $(28,564)   $18,399

Net income                                                                          28,149                                    28,149
Foreign currency
   translation
   adjustment                                                                                   (61)                            (61)
Change in net
   unrealized gain
   on investments,
   net of tax                                                                                53,957                          53,957
                                                                                             ------                         -------
Comprehensive income                                                                28,149   53,896                          82,045
                                                                                  --------   ------                         -------
Common stock issued
   under stock and
   option plans                         1,333,108     13      3,736                                                           3,749
Exercise of warrants
   for shares of
   common stock                            90,701      1         (1)
Conversion of
   preferred stock
   to shares of
   common stock      (263,158)    (3)   2,631,580     26        (23)                                                              -
Unearned
   compensation                                                 277      (277)                                                    -
Amortization of
   unearned
   compensation                                                         1,000                                                 1,000
Issuance of warrants                                          4,503                                                           4,503
Issuance of
   subsidiary common
   stock and
   warrants, net of
   minority interests                                         3,474                                                           3,474
Non-cash advertising
   and promotion
   expenses, net of
   minority interests                                         2,197                                                           2,197
                                                            -------                                                         -------
Balance,
   December 31,
   1999                     -      -   24,783,670    248     93,648      (603)      (3,436)  54,074 (1,848,000)  (28,564)   115,367

Net income                                                                          15,055                                   15,055
Foreign currency
   translation
   adjustment                                                                                  (240)                           (240)
Change in net
   unrealized loss
   on investments                                                                           (29,287)                        (29,287)
                                                                                             ------                         -------
Comprehensive loss                                                                  15,055  (29,527)                        (14,472)
                                                                                  --------   ------                         -------
Common stock issued
   under stock and
   option plans                         1,279,976     13      8,891                                                           8,904
Repurchase of shares                                                                                   (45,000)     (166)      (166)
Unearned
   compensation                                               2,927    (3,015)                                                  (88)
Amortization of
   unearned
   compensation                                                 (5)       875                                                   870
Net change in
   subsidiary
   capital net of
   minority interest                                         39,264                                                          39,264
                                                            -------                                                         -------
Balance,
   December 31,
   2000                    -        -  26,063,646    261    144,725    (2,743)      11,619   24,547 (1,893,000)  (28,730)   149,679

Net loss                                                                           (40,331)                                 (40,331)
Foreign currency
   translation
   adjustment                                                                                  (151)                           (151)
Change in net
   unrealized loss
   on investments                                                                           (23,377)                        (23,377)
                                                                                             ------                      -  -------
Comprehensive loss                                                                (40,331)  (23,528)                        (63,859)
                                                                                 ---------   ------                         -------
Common stock issued
   under stock and
   option plans                           156,223      2        557                                                             559
Issuance of common
   stock in
   connection with
   acquisition                             96,170               576                                                             576
Repurchase of shares                                                                                (1,500,300)   (6,140)    (6,140)
Unearned
   compensation                                                  25       (25)                                                    -
Amortization of
   unearned
   compensation                                                         1,448                                                 1,448
Net change in
   subsidiary
   capital, net of
   minority interest                                         27,257      (334)                                               26,923
                                                            -------    ------                                               -------
Balance,
   December 31,
   2001 (Restated)         -      $ -  26,316,039  $ 263   $173,140   $(1,654)   $(28,712)   $1,019 (3,393,300) $(34,870)  $109,186
                      ======      ===  ==========  =====   ========   =======    ========    ======  =========  ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 2001, 2000 And 1999
                                 (In Thousands)


                                                                                             Year Ended December 31,
                                                                                      ---------------------------------------
                                                                                      2001             2000              1999
                                                                                      ----             ----              ----
                                                                                   (Restated)
 Cash Flows from Operating Activities:
 Net (loss)/income                                                                 $(40,331)         $ 15,055         $ 28,149
 Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
          Gain on sale of investments                                               (33,378)          (44,556)         (16,586)
          Cumulative effect of accounting change                                     (5,300)                -                -
          Other-than-temporary unrealized loss on available for sale investments         55               714                -
          Depreciation and amortization                                               7,410             5,418            2,343
          Minority interest                                                         (35,048)           (9,861)          (3,684)
          Loss on disposal of assets                                                  1,407               325                -
          Loss on sale of subsidiary                                                    784                 -                -
          Discontinued operations, non-cash portion                                       -                 -              600
          Restructuring and special charges, non-cash portion                        19,388                 -                -
          Impairment of goodwill                                                     12,364                 -                -
          Amortization of unearned compensation                                       1,550               870            1,000
          Non-cash advertising and promotion                                          9,680            11,610            4,069
          Loss on Viacom transaction                                                 22,203                 -                -
          Deferred income taxes                                                        (682)           (4,005)           8,695
          Changes in operating assets and liabilities:
                   Accounts receivable                                                6,689            (2,570)            (804)
                   Income tax receivable                                             (1,228)                -                -
                   Net discontinued liabilities                                        (599)           (3,634)           2,071
                   Other current assets                                              (2,199)           (4,909)             212
                   Other non-current assets                                           4,109            (5,498)             481
                   Prepaid royalties                                                      -            (6,500)               -
                   Accounts payable and accrued compensation and expenses            (2,225)           (2,695)             846
                   Accrued costs for restructuring charges                            1,410                 -                -
                   Other current liabilities                                              -              (250)            (437)
                   Deferred revenue                                                     314              (850)          (1,429)
                                                                                   --------          --------         --------
 Net cash (used in)/provided by operating activities                                (33,627)          (51,336)          25,526

 Cash Flows from Investing Activities:
          Capital expenditures                                                       (4,810)           (4,303)          (2,218)
          Proceeds from sales of investment                                          39,266            45,278           17,286
          Acquisition of goodwill                                                    (2,144)          (27,142)               -
          Restricted cash                                                              (874)                -                -
          Proceeds from/(purchases of) marketable securities, net                       257           (42,328)         (38,265)
                                                                                   --------          --------         --------
 Net cash provided by/(used in) investing activities                                 31,695           (28,495)         (23,197)

 Cash Flows from Financing Activities:
          Sale of equity in subsidiary, net                                             150            86,842            4,298
          Net proceeds from sales lease-back                                            875                 -                -
          Purchase of treasury stock                                                 (6,140)             (166)               -
          Proceeds from stock plan purchases, stock options and warrants                557             2,894            8,326
                                                                                   --------          --------         --------
 Net cash (used in)/provided by financing activities                                 (4,558)           89,570           12,624

 Effect of exchange rate changes on cash and cash equivalents                          (214)               67             (193)
                                                                                   --------          --------         --------
 Net (decrease)/increase in cash and cash equivalents                                (6,704)            9,806           14,760
 Cash and cash equivalents at beginning of the year                                  39,726            29,920           15,160
                                                                                   --------          --------         --------
 Cash and cash equivalents at end of the year                                      $ 33,022          $ 39,726         $ 29,920
                                                                                   ========          ========         ========
 Supplemental Disclosures of Cash Flow Information:
          Cash paid during the year for:
                   Interest                                                        $     90          $     61         $    147
                   Income taxes                                                    $  2,059          $  1,870         $    301
           Non-cash financing activity:
                   Corporate insurance financing                                   $      -          $      -         $  1,029
                   Issuance of common stock related to Redbank acquisition         $    576          $      -         $      -


 The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

     ePresence, Inc., ("the Company"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. The Company's services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. The Company's Switchboard segment is organized as a subsidiary, Switchboard Incorporated ("Switchboard"). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and the Company's ownership then being 38%, the Company ceased to consolidate Switchboard's results with its financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in Note 25 in the Company's Notes to Consolidated Financial Statements, the Company became owner of approximately 54% of Switchboard's outstanding stock in October 2001. This change in ownership percentage resulted in the Company consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations while the minority interest in Switchboard is eliminated through consolidated other income and expense. The Company has retroactively consolidated Switchboard's results from operations beginning on January 1, 2001 in order for the consolidated results of operations to be presented consistently with the results of operations of 2000 and 1999. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of December 31, 2001. At December 31, 2001, the Company owned 9,802,421 shares of Switchboard or an approximate 54% interest.

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

Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to be short-term marketable securities, and investments with maturities of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market, and consist primarily of U.S. government securities, corporate and municipal issues, and interest bearing deposits with major banks.

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

Property and Equipment

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

Computers and peripherals                          3 years
Equipment                                          3-5 years
Furniture and fixtures                             5 years

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

     Switchboard generates its revenue primarily from merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that they are able to make reliable judgments regarding the creditworthiness of their customers based upon historical and current information available to them. There can be no assurances that Switchboard's payment experience with its customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be Switchboard's failure to collect on invoiced amounts. Some of these amounts could be material, resulting in an increase in Switchboard's provision for bad debts.

     Switchboard revenues earned under the merchant network consist of advertising and platform services. Through Switchboard's merchant network, Switchboard offers certain merchant alliance partners the ability to sell Switchboard.com distribution to their merchant advertisers. These efforts are reflected in Switchboard's merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay Switchboard a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by Switchboard as it is earned. Platform services relate to the Switchboard's offerings to their merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with Switchboard whereby they create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, Switchboard also earns additional fees based on the number of merchants promoted within the platform. Revenue received by Switchboard for such development and licensing arrangements is deferred until such time the platform is accepted by the customer. After acceptance by the customer, revenue from such development and licensing agreements are recognized ratably over the life of the agreement. Any additional engineering or other services fees earned through the merchant promotions are recognized as earned due to their variable nature.

     Revenues earned under Switchboard's banner and site sponsorships consist principally of advertising revenue earned though the Switchboard.com web site. Specifically, Switchboard offers both site-wide banner and category specific banner programs on the Switchboard.com Web site.

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

Historically, the Company has not experienced significant losses related to its accounts receivable. One customer accounted for 12% of revenue in 2001. No one customer accounted for more than ten percent of consolidated revenues in 2000 and 1999. In 2001, the majority of the Company's European revenue was concentrated in Germany and the United Kingdom. In 2000 and 1999, the majority of the Company's European revenue was concentrated in Germany, the United Kingdom and The Netherlands. The majority of the revenue in the other category is concentrated in Australia for all years presented. At December 31, 2001, two customers accounted for 42% of consolidated net accounts receivable. At December 31, 2000, no customers accounted for more than 10% of consolidated net accounts receivable. At December 31, 2001 and 2000, approximately 4% and 13% of consolidated net accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2001, 2000 and 1999, foreign sales accounted for 10%, 13% and 26% of total revenues, respectively.


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

Income Taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered or settled. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Instruments and Hedging

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. SFAS No. 133 establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. If derivatives do not meet the criteria for hedge accounting, any gain or loss resulting from changes in value must be recognized in earnings immediately.

     As discussed in Note 19 on January 1, 2001 the Company was party to two separate hedging contracts related to its investment in Openwave. Since the Company did not designate these hedges, the fair market value of these hedges, $5,300,000 at January 1, 2001, was recorded as an asset and, accordingly, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,445,000 (an earnings per share impact of $.15). Upon liquidation of the Openwave investment these hedges were terminated and were offset against the gain from the sale of Openwave. These changes had no effect on the consolidated net income of the Company for the period ending December 31, 2001. Aside from these hedges, at January 1, 2001 and through December 31, 2001, the Company was not party to any other derivative instruments.

     Upon liquidation of the Company's Openwave position in January 2001, these hedges were terminated. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges.

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

Advertising Expense

     Advertising costs are expensed as incurred and totaled $15,429,640, $16,719,299 and $6,114,543 in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, the advertising costs included $9,680,382, $11,824,194 and $4,069,246, respectively, of non-cash advertising received from Viacom Inc. ("Viacom", formerly CBS, see Note 25).

NOTE 3. RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

     The Company's previously issued consolidated financial statements for the year ended December 31, 2001, and the consolidated financial statements for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated. The restatements are described in detail below.

     In the first quarter of 2001, Switchboard sold banner advertising to a single customer that resulted in $2,700,000 of revenue recognized in 2001. While seeking to collect payment, additional information about the customer and its relationship with one of Switchboard's vendors was evaluated by Switchboard. This information led Switchboard to conclude that it would have been more appropriate to record the 2001 banner advertising revenue as a reduction of expense. Accordingly, as part of this Switchboard restatement, Switchboard reduced 2001 annual revenue by $2,700,000, reduced 2001 annual sales and marketing expenses by $1,500,000 and reduced the 2001 special charges by $1,200,000. There was no effect on Switchboard's or the Company's net loss for the year ended December 31, 2001 related to this issue.

     Contemporaneous with Switchboard's decision to restate its 2001 financial statements for the banner advertising arrangement, Arthur Andersen LLP, the Company's and Switchboard's independent auditors for fiscal 2001, advised the Company and Switchboard that its Boston office had ceased operations and would be unable to render a report on its and Switchboard's restated 2001 financial statements. Therefore, Ernst and Young commenced a re-audit of the Company's 2001 consolidated financial statements in August 2002.

     As a result of the re-audit, it was determined that the previously reported 2001 consolidated financial statements should also be restated for the following Switchboard items: a reduction in operating expenses of $1,100,000; an impairment charge relating to Switchboard's directory and local advertising platform agreement entered into with America Online, Inc. ("AOL") in December 2000 ("Directory Agreement") of $11,700,000; a reduction in the 2001 annual amortization expense related to the Directory Agreement of $3,300,000 and a reduction in the number of shares of common stock used for computing earnings per share by 746,260 shares. In addition, Switchboard reclassified $27,900,000 and $10,400,000 in marketable securities at December 31, 2001 and 2000, respectively, from long-term to short-term, to reflect all marketable securities with less than one year to maturity as short-term.

     The reduction in Switchboard's operating expenses of $1,100,000 related to the elimination of excess accrued liabilities that were reflected in the previously issued December 31, 2001 consolidated financial statements.

     The $11,700,000 impairment charge related to the Directory Agreement was determined pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a result of lower than initially anticipated revenues earned by Switchboard under the Directory Agreement during the first year of this arrangement, an impairment review was performed on the net book value of the assets related to the Directory Agreement, which totaled $11,700,000 at December 31, 2001. Revised revenue projections under the Directory Agreement were developed, and Switchboard calculated estimated cash flows to be received over the term of the Directory Agreement. Switchboard determined that the estimated future undiscounted cash flows were below the carrying value of the assets related to the Directory Agreement at December 31, 2001. The fair value of the assets related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved.

     The $3,300,000 reduction in Switchboard amortization expense resulted from a change in the amortization rate used to amortize the prepaid asset related to the Directory Agreement as presented on the Company's balance sheet.

     As a result of the re-audit, it was also determined that the previously reported 2001 consolidated financial statements for the Company should be restated for a reduction in operating expenses of $632,000 for our services business related to the elimination of excess accrued liabilities and a reduction of amortization related to unearned compensation.

     On January 1, 2001, the Company adopted SFAS No. 133, as amended which, among other things, required derivatives to be measured at fair value and recognized as either assets or liabilities in the financial statements, as discussed in Note 2 to the Consolidated Financial Statements. As a result, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,400,000. Upon liquidation of the Openwave investment, these hedges were terminated and were offset against the gain on the sale of Openwave. The adoption of SFAS 133 had no effect on the consolidated net income of the Company for the period ending December 31, 2001.

     Because the above-described restatements reflect the timing of certain revenues and expenses and non-cash transactions, the Company's consolidated balance sheet was correspondingly adjusted in various categories, including the asset related to the Directory Agreement, other assets and accrued expenses.
In addition, the accumulated deficit at December 31, 2001 was increased by $3,490,000 to reflect the cumulative effect of these adjustments. The Company's capital resources were not impacted by any of these restatements and reclassifications.

     Following is a summary of changes to selected consolidated financial data as a result of these restatements for the year ended December 31, 2001:

                                 EPRESENCE, INC.
           SUMMARY OF CHANGES TO SELECTED CONSOLIDATED FINANCIAL DATA
                AS A RESULT OF RESTATEMENTS AND RECLASSIFICATIONS
                    (In Thousands, Except Per Share Amounts)


STATEMENT OF OPERATIONS DATA:


                                                                                               Year Ended December 31, 2001
                                                                                         ---------------------------------------
                                                                                         As Reported     Adjustments    Restated
                                                                                         -----------     -----------    --------
 Revenues:
    Services                                                                              $  51,711       $       -     $  51,711
    Switchboard                                                                              16,026          (2,700)       13,326
                                                                                          ---------       ---------     ---------
                     Total revenues                                                          67,737          (2,700)       65,037
                                                                                          ---------       ---------     ---------

 Cost of Revenues                                                                            39,087             208        39,295
                                                                                          ---------       ---------     ---------

 Gross profit                                                                                28,650          (2,908)       25,742
                                                                                          ---------       ---------     ---------

 Operating Expenses:
    Sales and marketing                                                                      45,048          (2,737)       42,312
    Product development                                                                       6,701               -         6,702
    General and administrative                                                               19,777            (585)       19,192
    Amortization of goodwill, intangibles and other assets                                   10,685          (3,250)        7,435
    Impairment of goodwill                                                                   12,364               -        12,364
    Restructuring and special charges                                                        10,904          10,373        21,277
    Loss on Viacom transaction                                                               22,203               -        22,203
                                                                                          ---------       ---------     ---------
                     Total operating expenses                                               127,682           3,801       131,485
                                                                                          ---------       ---------     ---------

 Loss from operations                                                                       (99,032)         (6,709)     (105,743)

 Other Income/(Expense)                                                                      75,071          (2,081)       72,992


 Net loss from continuing operations before income taxes and cumulative effect
    of accounting change                                                                    (23,961)         (8,790)      (32,751)
 Provision for/(benefit from) income taxes                                                   12,880          (1,855)       11,025
                                                                                          ---------       ---------     ---------
 Net loss before cumulative effect of accounting change                                     (36,841)         (6,935)      (43,776)
    Cumulative effect of accounting change, net of tax of $1,855                                  -           3,445         3,445
                                                                                          ---------       ---------     ---------
 Net loss                                                                                   (36,841)         (3,490)      (40,331)


 Net loss per share: Basic and Diluted                                                    $   (1.60)      $   (0.16)    $   (1.76)
                                                                                          =========       =========     =========

BALANCE SHEET DATA:
                                                                                                  As of December 31, 2001
                                                                                         ---------------------------------------
                                                                                         As Reported     Adjustments    Restated
                                                                                         -----------     -----------    --------
 Current Assets                                                                              78,351          20,362        98,713
 Non-Current Assets                                                                          93,140         (28,902)       64,238
 Total Assets                                                                               171,491          (8,540)      162,951
 Accrued Expenses and other current liabilities                                              13,915          (1,549)       12,366
 Minority interests in consolidated subsidiaries                                             29,636          (3,399)       26,237
 Stockholders equity                                                                        112,778          (3,592)      109,186
                                                                                                  As of December 31, 2000
                                                                                         ----------------------------------------
                                                                                         As Reported   Adjustments   Reclassified
                                                                                         -----------   -----------   ------------
 Current Assets                                                                             143,327         10,380        153,707
 Non-Current Assets                                                                          87,838        (10,380)        77,458
 Total Assets                                                                               231,165              -        231,165

NOTE 4. MARKETABLE SECURITIES

     Marketable securities consisted of the following at December 31, 2001 and 2000 (in thousands):


                                                              2001
                                                           (restated)                            2000
                                                   ---------------------------       ---------------------------
                                                   Aggregate         Amortized       Aggregate         Amortized
Security Type                                      Fair Value          Cost          Fair Value          Cost
-------------                                      ----------        ---------       ----------        ---------
Maturing within one year:

Common Stock                                        $      -         $      -         $  38,387        $    588
U.S. Treasury Notes                                   19,211           18,801             1,247           1,225
Commercial Paper/Agencies                              6,152            6,003            12,575          12,506
U.S. Corporate Debt Securities                        14,876           14,738            21,991          21,945
Marketable CDs                                         2,001            2,001             4,183           4,186
Warrants                                                   6                6                61              61
Municipal Obligations                                  5,571            5,511             1,509           1,502
                                                    --------         --------         ---------        --------
                                                    $ 47,817         $ 47,060         $  79,953        $ 42,013
                                                    --------         --------         ---------        --------

Maturing after one year through five years:

Commercial Paper/Agencies                           $ 18,931         $ 18,198         $  12,416        $ 12,126
U.S. Treasury Notes                                    5,191            4,996             1,017           1,010
U.S. Corporate Debt Securities                        16,240           15,856            13,537          13,328
Municipal Obligations                                      -                -             5,534           5,514
                                                    --------         --------         ---------        --------
                                                    $ 40,362         $ 39,050         $  32,504        $ 31,978
                                                    --------         --------         ---------        --------
Totals                                              $ 88,179         $ 86,110         $ 112,457        $ 73,991
                                                    ========         ========         =========        ========


     Unrealized gains/(losses) are included in shareholders' equity and accumulated other comprehensive income, net of tax.

NOTE 5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:

                                                                      December 31,
                                                         ----------------------------------
                                                             2001                   2000
                                                         -----------            -----------
                                                                     (in thousands)
Computer and peripherals                                 $     7,726            $    19,277
Equipment                                                      5,090                  9,524
Furniture and fixture                                          1,663                  2,263
Leasehold improvements                                         1,770                  3,411
                                                         -----------            -----------
Total cost                                                    16,249                 34,475
Accumulated depreciation and amortization                    (10,110)               (28,839)
                                                         -----------            -----------
                                                         $     6,139            $     5,636
                                                         ===========            ===========

     Depreciation expense during 2001, 2000 and 1999 was $3,120,000, $2,194,000 and $1,931,000, respectively. At December 31, 2001, 2000 and 1999, 4%, 5% and
8%, respectively, of the Company's fixed assets were deployed or resided internationally. The principal international locations were the United Kingdom, Germany, The Netherlands and Australia.

NOTE 6. DEBT

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


     On November 24, 2000, Switchboard acquired Envenue Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2,000,000 in cash to be paid on or before May 24, 2002, and $37,573 in recorded value of stock options to purchase 10,200 shares of Switchboard's common stock issued to non-employees. Switchboard used a 0% dividend yield, 100% expected volatility, 6.297% risk free interest rate, 5.0 year life and fair value of $4.750 per share as inputs to the Black-Scholes option pricing model to determine the value attributable to these options. There is also an 18-month earn-out of up to $2,000,000 contingent on performance to be paid by Switchboard on or before July 8, 2002. Switchboard recorded $2,285,482 of goodwill from the acquisition in 2000. Goodwill represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets. Switchboard was amortizing this goodwill on a straight-line basis using an estimated useful life of 5 years. In December 2001, Switchboard exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, Switchboard recorded during the three months ending December 31, 2001 as a component of special charges $1,858,858 for the impairment of goodwill.

     In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation under which Switchboard was able to lease up to $3,000,000 of equipment. Under the agreement, Switchboard will lease computer equipment over a three-year period ending on June 28, 2004. As of December 31, 2001, Switchboard has utilized $1,101,000 of this lease facility. Switchboard did not record a gain on these transactions. The period in which Switchboard was able to draw down additional amounts against the lease has expired, and thus the remaining lease facility is no longer available to Switchboard. Upon the expiration of the lease, Switchboard has the option to purchase the leased assets for one dollar. The agreement has an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard is required to maintain on deposit with Fleet National Bank a compensating balance, restricted as to use. The compensating balance is adjusted on a quarterly basis to an amount equal to the principal outstanding under the lease. As of December 31, 2001, Switchboard recorded $874,000 as restricted cash. Switchboard has accounted for the transaction as a capital lease. Switchboard anticipates total payments under the lease in 2002 will be approximately $413,000.

NOTE 7. ACQUISITIONS

     In January 2000, the Company acquired ePresence, Inc. (currently named ePresence Web Consulting, Inc. and hereinafter defined as "EPI"), a privately held business services company based in Red Bank, New Jersey that specialized in web design, development and integration. Consideration for the acquisition was $10,614,000 and was comprised of cash and common stock. Through December 31, 2001, approximately $10,037,000 of cash was paid and 96,170 shares of common stock valued at $577,000 were issued based upon the achievement of certain performance measures. The common stock was issued to the former stockholders and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $10,082,000 which would have been amortized over a ten-year period but for the adoption of SFAS No. 142 in the first quarter of 2002.

     A summary of the assets acquired and liabilities assumed in the EPI acquisition follows (in thousands):

     Estimated fair values
        Assets acquired                                 $  1,553
        Liabilities assumed                               (1,021)
        Goodwill (amortized by the straight-line
          method over 10 years)                            9,505
        Contingent common stock settlement                   577
                                                        --------
     Purchase price                                       10,614
     Less cash acquired and common stock settlement         (597)
     Net cash paid                                      $ 10,017
                                                        ========

     In May 2000, the Company acquired Strategic Network Designs, Inc. (currently named ePresence CRM, Inc. and hereinafter defined as "SND"), a privately held business services company based in Clark, New Jersey that specialized in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $22,085,000, excluding transaction expenses, included consideration of $17,585,000 in cash, 221,713 shares of common stock valued at $2,356,000 and a one-year earnout which totaled $2,144,000 contingent on performance. The common stock was issued to former stockholders of SND and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $21,946,000 which would have been amortized over a ten-year period but for the adoption of SFAS No. 142 in the first quarter of 2002.

     A summary of the assets acquired and liabilities assumed in the SND acquisition follows (in thousands):

     Estimated fair values
        Assets acquired                                $  3,073
        Liabilities assumed                              (2,934)
        Goodwill (amortized by the straight-line
          method over 10 years)                          19,802
        Contingent cash settlement                        2,144
                                                       --------
     Purchase price                                      22,085
     Less cash acquired                                    (556)
     Net cash paid                                     $ 21,529
                                                       ========

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

                                                 Years ended December 31,
                                                 ------------------------
                                                  2000              1999
                                                 ------            ------
                                                        (pro forma)
     Net revenues                               $ 88,167         $ 62,144
     Net (loss) from continuing operations      $(28,313)        $(14,272)
     Net income/(loss)                          $ 16,299         $  3,336
     Net earnings per common share:
         Basic                                  $   0.69         $   0.16
         Diluted                                $   0.61         $   0.13

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations, which would have actually resulted, had the combinations been in effect on January 1, 1999, or of future results of operations.

NOTE 8. EMPLOYEE BENEFIT PLANS

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

NOTE 9. ACCRUED EXPENSES

     Accrued expenses consist of the following at:


                                                December 31,
                                         ------------------------
                                           2001            2000
                                        (restated)
                                         --------        --------
                                              (in thousands)
     Compensation                        $ 3,697          $ 5,136
     Restructuring                         3,089             --
     Microsoft Expense Funding               711            1,271
     Other                                 4,112            6,102
                                         -------          -------
         Total                           $11,609          $12,509
                                         =======          =======


NOTE 10. DISCONTINUED OPERATIONS

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

NOTE 11.  RESTRUCTURING CHARGES

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

    The following is a table summarizing restructuring and other charges of our services segment:

                                                                  Year Ended December 31, 2001
                                               -------------------------------------------------------------------
                                               Total Charge      Cash Payments       Non-cash Charges      Accrual
                                               ------------      -------------       ----------------      -------
                                                                          (in thousands)
Staff reductions                                 $  1,908           $  1,375              $  --            $   533
Office closures and other costs                     1,336                451                 --                885
Asset write-offs                                      709                143                436                130
                                                 --------           --------              -----            -------
    Total                                        $  3,953           $  1,969              $ 436            $ 1,548
                                                 ========           ========              =====            =======

NOTE 12.  SPECIAL CHARGES

    In the three months ended December 31, 2001, Switchboard recorded net pre-tax special charges of $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations.

     Included in Switchboard's $15,600,000 impairment charge is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. Based upon impairment analysis which indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11,700,000 was recorded by Switchboard as an additional component of special charges during 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

     In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, during the three months ending December 31, 2001, Switchboard recorded as a component of the $15,600,000 impairment charge for certain assets an impairment charge of $1,900,000 related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded in the present value of the estimated discounted future cash flows attributable to these assets.

     Also included in Switchboard's $15,600,000 impairment charge are amounts related to prepaid advertising expenses. As a result of Switchboard's change in overall strategy from a destination site to a technology provider, Switchboard no longer considers prepaid advertising to be complementary to its corporate strategy. Accordingly, Switchboard recorded $1,400,000 for the impairment of these prepaid advertising assets.

     Of the total $17,300,000 charge, $1,600,000 is cash related, of which approximately $100,000 was expended in the year ended December 31, 2001. Switchboard has recorded a remaining liability of $1,500,000 on its balance sheet of December 31, 2001, of which $1,400,000 is cash related. Of the remaining $1,400,000 in cash related liabilities, Switchboard expects to spend approximately $1,200,000 in 2002, with the remainder to be paid through December of 2005.

 NOTE 13.  COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through March of 2014. Rental expense under these leases totaled $1,671,000, $1,582,000 and $1,389,000 in 2001, 2000 and 1999, respectively. Under these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance.

    At December 31, 2001, future minimum lease payments under operating leases with initial terms exceeding one year are as follows (in thousands):

      2002                                                $ 2,686
      2003                                                  1,463
      2004                                                  1,292
      2005                                                    882
      2006                                                    214
      Thereafter                                            1,435
                                                          -------
          Total future minimum lease payments             $ 7,972
                                                          =======

    The total of future minimum rentals to be received under non-cancelable subleases related to the above leases are $147,000, $83,000 and $36,000 for the years ending 2002, 2003 and 2004, respectively.

NOTE 14.  PREFERRED STOCK

     In July 1992, the shareholders of the Company approved the creation of a new class of undesignated preferred stock and authorized 1,000,000 shares of $.01 par value, in one or more series, with voting rights and preferences to be determined by the Board of Directors. In March 1998, 263,158 shares were designated as Series A Convertible Preferred Stock and were issued to HarbourVest Partners along with warrants to purchase 65,790 shares of Series B Convertible Preferred Stock and 65,790 shares of Series C Convertible Preferred Stock at an exercise price of $45.00 and $50.00 per share, respectively, in exchange for cash of $9,500,000, net of issuance costs of $500,000. Each share of preferred stock was initially convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for certain dilutive issuances. In June 1999, the 263,158 shares of Series A Convertible Preferred Stock, held by HarbourVest Partners, automatically converted into 2,631,580 shares of common stock. On March 10, 2000, the warrants to purchase shares of Series B and Series C Convertible Preferred Stock converted into warrants to purchase an aggregate of 1,315,800 shares of common stock.

NOTE 15.  STOCK OPTION PLANS

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

    The 1992 Stock Incentive Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company's right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. On October 16, 1998, the Company issued 396,000 shares of restricted common stock to executive officers and certain members of senior management at par value. An amount for unearned compensation of $1,426,000 was recorded within shareholders' equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 480,000 shares and 40,000 shares of restricted stock were issued in 2000 and 1999, respectively. An additional $2,560,200 and $277,000 was recorded as unearned compensation within shareholders' equity in 2000 and 1999, respectively, equal to the fair market value of the stock on the date it was issued, less the purchase price. In 2000, 35,600 shares of restricted stock were cancelled, and 10,000 shares of restricted stock were cancelled in 1999. Amortization of $1,196,652, $824,527 and $1,000,000 was recorded in 2001, 2000 and 1999, respectively, as compensation expense related to these issuances. The remainder of the unearned compensation will be amortized over a period of up to three years from the date of issuance.

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

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. In fiscal year 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its stock-based compensation plans under APB Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been recorded based on the fair value of awards at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:


                                      2001
                                   (restated)                       2000                        1999
                            -----------------------      -----------------------      -----------------------
                            As Reported   Pro Forma      As Reported   Pro Forma      As Reported   Pro Forma
                            -----------   ---------      -----------   ---------      -----------   ---------
                                               (in thousands except per share amounts)
Net (loss)/income            $(40,331)    $(49,544)        $15,055      $6,508          $28,149      $24,016
Basic (loss)/income
  per share                  $  (1.76)    $  (2.16)        $  0.64      $ 0.27          $  1.33      $  1.14
Diluted (loss)/income
  per share                  $  (1.76)    $  (2.16)        $  0.56      $ 0.24          $  1.11      $  0.94


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

                                                 2001                          2000                          1999
                                     --------------------------     --------------------------    --------------------------
                                              Weighted  Average              Weighted  Average             Weighted  Average
                                     Shares    Exercise Price       Shares    Exercise Price      Shares    Exercise Price
                                     ------   -----------------     ------   -----------------    ------   -----------------
                                                                   (share amounts in thousands)
    Outstanding at
      beginning of year              4,447          $8.81           3,222         $ 7.11           3,076         $ 3.55
    Granted                          1,981          $3.89           2,492         $10.50           1,590         $10.94
    Exercised                          (91)         $2.79            (424)        $ 3.98          (1,119)        $ 2.83
    Cancelled                       (1,252)         $6.80            (843)        $ 9.71            (325)        $ 6.95
                                     -----          -----           -----         ------           -----         ------
    Outstanding at end of  year      5,085          $6.68           4,447         $ 8.81           3,222         $ 7.11
                                     =====          =====           =====         ======           =====         ======
    Options exercisable at
      end of year                    2,362          $6.87           1,450         $ 5.20           1,095         $ 3.93
                                     =====          =====           =====         ======           =====         ======
    Weighted-average fair value
      of options granted during
      the year                                      $2.69                         $10.46                         $ 7.97

The following table summarizes information about the Company's stock options at December 31, 2001:
(share amounts in thousands)

                                                 Options Outstanding           Options Exercisable
                                              -------------------------     ------------------------
                                               Weighted
                                                Average        Weighted                     Weighted
                                               Remaining        Average                      Average
                                Number        Contractual      Exercise        Number       Exercise
Range of Exercise Prices      Outstanding         Life          Price       Exercisable      Price
------------------------      -----------     -----------      --------     -----------     --------
    $1.15-$2.25                  704          5.2 years        $ 2.23           704         $ 2.23
    $2.26-$3.99                1,351          9.2 years        $ 3.25           156         $ 3.57
    $4.00-$6.50                1,019          8.6 years        $ 5.30           435         $ 5.78
    $6.51-$10.00                 861          7.7 years        $ 8.55           547         $ 8.64
    $10.01-$20.00              1,150          8.0 years        $13.25           520         $13.19
                               -----                                          -----
                               5,085                                          2,362
                               =====                                          =====

NOTE 16. SALE OF EQUITY BY SWITCHBOARD

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

NOTE 17. STOCK REPURCHASE

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

NOTE 18. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS 142 in the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14,800,000. The Company completed an assesment of fair value of goodwill in the second quarter of 2002 and the Company believes the book value of goodwill has not been impaired.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on its operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of this statement will have a material impact on its operations or financial position.

     In November 2001, the Emerging Task Force concluded its discussions on EITF Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)". This guidance requires that an entity account for consideration given to a customer as a reduction of revenue unless it can demonstrate an identifiable benefit that can be sufficiently separable from the sale of the products or services to the customer, and can reasonably estimate the fair value of the benefit identified. Switchboard is required to adopt EITF Issue 01-9 effective January 1, 2002. In accordance with EITF 01-9, Switchboard will offset amortization of consideration given to AOL against revenue. Had Switchboard adopted EITF 01-9 in 2001, its revenues would have been reduced by approximately $4,100,000.

NOTE 19. SALE OF INVESTMENT

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

     In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,006,000 and a realized gain of approximately $33,378,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of the hedge contracts. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges. As of December 31, 2001, the Company held no shares of Openwave.


NOTE 20. SALE OF SUBSIDIARY

     On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 21. INCOME TAXES


     The provision/(benefit) for income taxes consists of the following:


                                              Years ended December 31,
                                       --------------------------------
                                          2001       2000        1999
                                       (restated)
                                       ---------    -------    --------
                                                   (in thousands)
    Current tax expense (benefit):
    Federal income taxes                $   --      $   328    $    170
    Foreign income taxes                    --          (19)        (37)
    State income taxes                      --        1,045         224
                                       ---------    -------    --------
         Total current expense              --        1,354         357
                                       ---------    -------    --------
    Deferred tax expense (benefit):
    Federal income taxes                 (31,474)    12,194       1,254
    Foreign income taxes                    --         --          --
    State and local                       (8,879)     1,066          75
    Valuation allowance                   51,378       --       (23,978)
                                       ---------    -------    --------
         Total deferred expense           11,025     13,260     (22,649)
                                       ---------    -------    --------
         Total                          $ 11,025    $14,614    $(22,292)
                                       =========    =======    ========

     As a result of the Company's adoption of SFAS No. 133, the Company has recorded a $1,855 provision as part of its cumulative effect of change in accounting policy.

     The tax effects of the temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2001 and December 31, 2000 were as follows:


                                              December 31, 2001    December 31, 2000
                                                  (restated)
                                           ---------------------- --------------------
                                             Assets   Liabilities  Assets  Liabilities
                                           ---------- ----------- -------  -----------
                                                        (in thousands)
    Current:
    Bad Debts                              $    574     $ --      $    642  $    --
    Employee benefits and compensation          107       --           514       --
    FAS115                                     --        (206)        --     (13,645)
                                           --------     -----      -------  --------
         Total Current                          681      (206)       1,156   (13,645)
                                           --------     -----      -------  --------
    Non-Current:
    Goodwill and other intangibles            4,122       --          --         --
    Net operating loss and credit
      carryforwards                          34,570       --         9,909       --
    Fixed Assets                              1,322       --         1,106       --
    Accrual to Cash                            --        (200)        --        (302)
    Discontinued Operations                                            233
    Other                                     1,228       --           861       --
    Prepaid Advertising & Restructuring       9,861                   --         --
                                           --------     -----      -------  --------
         Total Non-Current                   51,103      (200)      12,109      (302)
                                           --------     -----      -------  --------
    Total Deferred taxes before valuation
      allowance                              51,784      (406)      13,265   (13,947)
    Net Deferreds before valuation
      allowance                              51,378                 13,519
    Valuation allowance                     (51,378)                    --
                                           --------               --------
    Net Deferred Tax Asset/(Liability)     $   --                 $   (682)
                                           ========               ========

In 2001 the Company evaluated the realizability of all of its deferred tax assets. Because, the Company believes it is more likely than not that all of the deferred tax assets will not be realized, a valuation allowance of $51,378,000 for the year ended December 31, 2001 was recorded. Of the $51,378,000 valuation allowance, $24,373,000 pertains to Switchboard, and $27,005,000 pertains to services.

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $51,378,000 for December 31, 2001 has been established for deferred tax assets.

     The Company has net operating loss carryforwards for federal and state tax purposes of approximately $72,000,000 and $93,600,000, respectively. The federal net operating loss carryforwards will begin to expire in 2012 and the state net operating loss carryforwards will begin to expire in 2002.

     Switchboard is not a member in the Company's consolidated federal income tax return because they are less than 80% owned by vote and value. Switchboard has net operating loss carryforwards for federal and state tax purposes of approximately $70,100,000 and $76,350,000, respectively.

     Services has net operating loss carryforwards for federal and state tax purposes of approximately $1,900,000 and $17,250,000, respectively.

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

     A reconciliation of the Federal statutory tax rate to the Company's effective income tax rate is as follows:



                                                            2001        2000        1999
                                                         (restated)
                                                         ---------    -------    ---------
    Tax at statutory rate                                   (35.0%)     35.0%        35.0%
    State Income Taxes, net of U.S. federal benefit         (17.6)       4.6          7.1
    Effect of Foreign Tax Rates                                --         --          3.1
    Non-Deductible Goodwill Amortization                      6.7        1.1           --
    Minority Interest                                       (37.9)       9.2         71.8
    Foreign Losses not benefited                             (3.8)      (1.1)        14.7
    Other                                                     1.6        0.5          1.0
    Valuation Allowance                                      51.3         --       (751.5)
    Losses not benefited                                     68.4         --           --
                                                         --------     ------    ---------
    Effective Rate                                           33.7%      49.3%      (618.8)%
                                                         ========     ======    =========


NOTE 22. BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE

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



                                                              Years ended December 31,
                                                        -----------------------------------
                                                          2001          2000        1999
                                                       (restated)
                                                        --------      -------      -------
                                                                 (in thousands,
                                                            except per share amounts)
    Basic (loss)/earnings per share numerator:
         (Loss)/income from continuing operations       $(40,331)     $15,055      $26,224
         Net (loss)/income                               (40,331)      15,055       28,149
    Denominator:
         Weighted average common shares outstanding       22,976       23,695       21,115
    Basic continuing (loss)/earnings per share          $  (1.76)     $   .64      $  1.24
    Basic (loss)/earnings per share                     $  (1.76)     $   .64      $  1.33
    Diluted (loss)/earnings per share per numerator:
         (Loss)/income from continuing operations       $(40,331)     $15,055      $26,224
         Net (loss)/income                               (40,331)      15,055       28,149
    Denominator:
         Weighted average common shares outstanding       22,976       23,695       21,115
         Weighted average common potential shares             --        3,032        4,334
         Total shares                                     22,976       26,727       25,449
    Diluted continuing (loss)/earnings per share        $  (1.76)     $   .56      $  1.03
    Diluted (loss)/earnings per share                   $  (1.76)     $   .56      $  1.11

     Options to purchase 5,085,000, 855,200 and 531,000 shares of common stock outstanding during the years ended December 31, 2001, 2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 23. SEGMENT INFORMATION

     As described in Note 1. "Nature of Business," the Company has two reportable segments: Services and Switchboard. Significant financial information relative to the Company's reportable segments is as follows:



                                                                                         Years Ended December 31,
                                                                                 -------------------------------------
                                                                                   2001           2000          1999
                                                                                 --------       --------      --------
                                                                                (Restated)
                                                                                             (in thousands)
Services:
         Revenues                                                                $ 51,711       $ 61,300      $ 37,494

         Cost of Revenues                                                          35,777         33,857        22,714
                                                                                 --------       --------      --------
         Gross Profit                                                              15,934         27,443        14,780

         Operating Expenses:
                  Sales and marketing                                              17,706         20,225        10,926
                  General and administrative                                       15,011         14,548        11,938
                  Amortization of goodwill and intangibles                          2,668          2,217             -
                  Impairment of goodwill                                           12,364              -             -
                  Restructuring charges                                             3,953              -             -
                                                                                 --------       --------      --------
         Operating Expenses                                                        51,702         36,990        22,864
                                                                                 --------       --------      --------
                  Operating loss                                                 $(35,768)      $ (9,547)     $ (8,084)
                                                                                 ========       ========      ========
                  Total assets                                                   $ 97,116       $132,608      $162,255



                                                                                         Years Ended December 31,
                                                                                 -------------------------------------
                                                                                   2001           2000          1999
                                                                                 --------       --------      --------
                                                                                (Restated)
                                                                                             (in thousands)
Switchboard:
         Revenues                                                                $ 13,326       $ 20,310      $  8,304
         Cost of Revenues                                                           3,518          3,491         1,601
                                                                                 --------       --------      --------
         Gross Profit                                                               9,808         16,819         6,703
           Operating Expenses:
                  Sales and marketing                                              24,606         29,184        10,858
                  Product development                                               6,702          3,473         1,923
                  General and administrative                                        4,181          3,303         1,712
                  Amortization of goodwill, intangibles and other assets            4,767          1,568           866
                  Special charges                                                  17,324              -             -
                  Loss on Viacom transaction                                       22,203              -             -
                                                                                 --------       --------       -------
         Operating Expenses                                                        79,783         37,528        15,359
                                                                                 --------       --------       -------
                  Operating loss                                                 $(69,975)      $(20,709)     $ (8,656)
                                                                                 ========       ========      ========
                  Total assets                                                   $ 65,835       $ 98,557        12,195

     For the years ended December 31, 2001, 2000 and 1999, the Company delivered its services worldwide and it is now focused on the delivery of its services in the United States, and Switchboard delivers its revenues within North America. Revenue can be grouped into geographic areas as follows:


                                            Years Ended December 31,
                                     --------------------------------------
                                        2001
                                     (restated)       2000           1999
                                     ---------      --------      ---------
                                                 (in thousands)
    Revenues from unaffiliated
      customers:
         North America               $  60,202      $ 72,052      $  34,252
         Europe                          3,252         4,185          7,275
         Other                           1,583         5,373          4,271
                                     ---------      --------      ---------
            Total revenues           $  65,037      $ 81,610      $  45,798
                                     =========      ========      =========


NOTE 24. MICROSOFT CORPORATION ALLIANCE

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

NOTE 25. VIACOM ALLIANCE

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

NOTE 26.  AOL ALLIANCE


    In December 2000, Switchboard entered into a Directory Agreement, with America Online, Inc. ("AOL") to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Agreement").

     Switchboard and AOL share specified directory advertisement revenues during the term of the Directory Agreement. In general (i) Switchboard will receive a majority of the first $35,000,000 of such directory advertisement revenues and
(ii) Switchboard will receive a lesser share of any additional such directory advertisement revenues. Switchboard paid AOL $13,000,000 at the signing of the Directory Agreement. The Directory Agreement calls for a second payment of $13,000,000 on or before March 11, 2002 subject to the incorporation of the Directory Platform on the AOL.com, AOL Proper and Digital City properties (the "AOL Roll-In"), which occurred on January 2, 2002.

    AOL has committed to pay at least $2,000,000 to Switchboard in consulting or service fees, of which Switchboard had delivered $1,900,000 in services to AOL through December 31, 2001.

    The Directory Agreement has an initial term of four years, which term is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 24 months and again after 36 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if Switchboard is acquired by one of certain third parties or (c) if AOL acquires one of certain third parties and AOL pays to Switchboard a termination fee of $25,000,000.

    In connection with entering into the Directory Agreement, Switchboard issued to AOL 746,260 shares of its common stock ("AOL Stock Issuance"), which were restricted from transfer until the AOL Roll-In, and agreed to issue to AOL 746,260 shares of common stock if the Directory Agreement continues after two years and an additional 746,260 shares of common stock if the Directory Agreement continues after three years. If Switchboard and AOL renew the Directory Agreement for at least an additional four years after the initial term, Switchboard agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. Switchboard granted AOL "piggy-back" registration rights and up to two Form S-3 demand registration rights with respect to the foregoing shares of common stock.

      As a result of lower than initially anticipated revenues earned by Switchboard from the Directory Agreement during the first year of this arrangement, an impairment review was performed on the net book value of the AOL Stock Issuance and the restated net prepaid asset related to the Directory Agreement, which totaled $11,723,000 at December 31, 2001. Revised revenue projections for the Directory Agreement were developed, and Switchboard calculated estimated cash flows to be received over the term of the AOL Agreement. Switchboard determined that the estimated future undiscounted cash flows were below the carrying value of the AOL Stock Issuance and prepaid asset related to the Directory Agreement at December 31, 2001. The fair value of the AOL Stock Issuance and prepaid asset related to the Directory Agreement was then determined by discounting the cash flows at a rate of 20% which represented a rate commensurate with the risk involved. As a result, Switchboard recorded an impairment charge in December 2001 of $11,723,000.

     During the years ended December 31, 2001 and 2000, Switchboard recorded amortization expense of $4,047,566, as restated, and $411,959, respectively, related to the prepaid asset related to the Directory Agreement and the AOL Stock Issuance, as a component of amortization of goodwill, intangibles and other assets.

     Subsequently, in April 2002 and again in August 2002, the Company amended its relationship with AOL. The net impact of these two amendments resulted in, among other things, the elimination of the additional shares to be issued upon the completion of years two and three; the elimination of the 24 and 36 month revenue targets and additional potential continuation payments; the replacement of the second $13,000,000 payment to have been made by March 11, 2002 with a payment of $2,000,000 which was made in April 2002 and the amendment of the percentage schedule by which the Company shares in directory advertising revenue with AOL.

     Revenue recognized from AOL was $4,074,129, or 30.6% of Switchboard revenue, for 2001. Switchboard anticipates that revenue from AOL will represent an even greater percentage of its revenue in 2002 and will be a material component of its overall business. Amounts due from AOL included in accounts receivable at December 31, 2001 and 2000 were $573,863 and $200,000, respectively, and unbilled receivables as of December 31, 2001 were $618,357.

NOTE 27.  RELATED PARTIES

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

NOTE 28.  SUBSEQUENT EVENTS (UNAUDITED)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of or are included in this Amendment No. 1 to Annual Report on Form 10-K/A:

     1. Consolidated Financial Statements:

     o Report of Independent Public Accountants for the year ended December 31, 2001.

     o Report of Independent Accountants for the years ended December 31, 2000 and 1999.

     o Consolidated Balance Sheets as of December 31, 2001 and 2000.

     o Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

     o Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

     o Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

     o Notes to Consolidated Financial Statements.

     2. Consolidated Financial Statement Schedules:

     o Schedule II--Valuation and Qualifying Accounts.

     o Report of Independent Public Accountants for the year ended December 31, 2001.

     o Report of Independent Accountants for the years ended December 31, 2000 and 1999.

     o Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

     3. Listing of Exhibits:

     o The Exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are being incorporated by reference herein and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

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

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                              Additions
                                                             Balance at      Charged to
                                                            Beginning of      Costs and                     Balance at
                      Description                              Period         Expenses      Deductions     end of Period
                      -----------                           ------------     ----------     ----------     -------------
Year ended December 31, 2001 (Restated)
   Reserve for price, sales and doubtful account allowance     $1,278          $2,482         $1,787         $1,973
Year ended December 31, 2000
   Reserve for price, sales and doubtful account allowance     $  869          $  654         $  245         $1,278
Year ended December 31, 1999
   Reserve for price, sales and doubtful account allowance     $2,917          $  834         $2,882         $  869

                                     52

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ePresence, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing on page 25 of the 2001 Annual Report to Shareholders of ePresence, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule for the two years ended December 31, 2000 noted in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule for the two years ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers, LLP


PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2001

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EPRESENCE, INC.
September 19, 2002
                                   By: /s/ Richard M. Spaulding
                                       --------------------------------
                                       Richard M. Spaulding
                                       Senior Vice President and Chief
                                       Financial Officer, Treasurer and
                                       Clerk (Principal Financial and
                                       Principal Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                              Title                         Date
            ----                              -----                         ----

/s/ William P. Ferry                 Chairman of the Board,           September 18, 2002
-------------------------------      President and Chief
    William P. Ferry                 Executive Officer
                                     (Principal Executive
                                     Officer)

/s/ Richard M. Spaulding             Senior Vice President, Chief     September 18, 2002
-------------------------------      Financial Officer and
    Richard M. Spaulding             Treasurer (Principal
                                     Financial and Principal
                                     Accounting Officer)

/s/ John F. Burton                   Director                         September 18, 2002
-------------------------------
    John F. Burton

/s/ Albert A. Notini                 Director                         September 18, 2002
-------------------------------
    Albert A. Notini

/s/ John J. Rando                    Director                         September 18, 2002
-------------------------------
    John J. Rando

/s/ Fontaine K. Richardson           Director                         September 18, 2002
-------------------------------
    Fontaine K. Richardson

/s/ Robert M. Wadsworth              Director                         September 18, 2002
-------------------------------
    Robert M. Wadsworth

CERTIFICATIONS

I, William P. Ferry, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of ePresence, Inc.;

2. Based on my knowledge, this Amendment No. 1 to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Annual Report.


Date: September 19, 2002               /s/ William P. Ferry
                                       -------------------------
                                       William P. Ferry

                                       President and Chief Executive Officer
                                       (principal executive officer)


I, Richard M. Spaulding, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of ePresence, Inc.;

2. Based on my knowledge, this Amendment No. 1 to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to Annual Report.


Date: September 19, 2002                /s/ Richard M. Spaulding
                                        -------------------------
                                        Richard M. Spaulding
                                        Chief Financial Officer
                                        (principal financial officer)

                                  EXHIBIT INDEX

Number            Title of Document

2(3) Stock Purchase Agreement by and among the Registrant, Strategic Network Designs, Inc. and the Stockholders of Strategic Network Designs, Inc., dated May 11, 2000.

2A(18) Amendment to Stock Purchase Agreement among the Company, David R. Rovner and Ranjan Sinja, individually and as the Stockholders' Representative of the stockholders of ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.).

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

10.1              (reserved)

10.2              (reserved)

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

10.3D+(18)        Revised form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.4+(15)         1992 Director Stock Option Plan, as amended.

10.5+(17)         Deferred Compensation Plan of the Registrant.

10.6+(4) Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry.

10.6A+(5)         Amendment No. 1 dated as of June 17, 1997 to Employment
                  Agreement between the Registrant and William P. Ferry.

10.6B+(9)         Amendment No. 2 dated as of October 16, 1998 to Employment
                  Agreement between the Registrant and William P. Ferry.

10.6C+(14)        Amendment No. 3 dated as of December 8, 1999 to Employment
                  Agreement between the Registrant and William P. Ferry.

10.6D+(18)        Amendment No. 4 dated as of November 16, 2000 to Employment
                  Agreement between the Registrant and William P. Ferry.

10.6E+# Amendment No. 5 to Employment Agreement between the Company and William P. Ferry dated October 15, 2001.

10.7(1) Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7A(9) Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7B(18)        Amendment to Lease Agreement dated July 22, 1994 between the
                 Registrant and CB Westboro C Limited Partnership, a Texas
                 Limited Partnership.

10.7C(18)        Amendment to Lease Agreement dated September 19, 1995 between the Registrant and Commonwealth Westboro Limited Partnership, a
                 Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited
                 Partnership).

10.8(6) Securities Issuance Agreement dated as of September 4, 1997 by and between Foothill Capital Corporation and the Registrant.

10.8A(18)        Amendment Number One to Securities Issuance Agreement, by and
                 between Foothill Capital Corporation and the Registrant.

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

10.51+(20)        Form of Non-Statutory Stock Option Agreement under the 2001
                  Stock Incentive Plan, as amended.

10.52(21)         Secured Promissory Note issued to the Company by Richard M.
                  Spaulding, dated July 26, 2001.

10.53(21)         Secured Promissory Note issued to the Company by Anthony J.
                  Bellantuoni, dated July 26, 2001.

10.54(21)         Secured Promissory Note issued to the Company by Scott G.
                  Silk, dated July 26, 2001.

10.55+# Letter of Employment dated as of August 11, 1999 between the Company and Rodney P. Jackson.

10.56+#           Restricted Stock Agreement between the Company and Rodney P.
                  Jackson dated October 19, 2000.

10.57+# Non-Statutory Stock Option Agreement dated January 25, 2001 granted by the Registrant to Rodney P. Jackson.

10.58+# Non-Statutory Stock Option Agreement dated July 26, 2001 granted by the Registrant to Scott G. Silk.

10.59# Promissory Note issued to the Company by William P. Ferry dated July 26, 2001.

10.60#            Secured Promissory Note issued to the Company by Scott G.
                  Silk dated October 8, 2001.

10.61# Pledge Agreement between the Company and Scott G. Silk dated October 8, 2001.

10.62+# Non-Qualified Stock Option Agreement dated October 15, 2001 granted by the Registrant to William P. Ferry.

21#               Subsidiaries of the Registrant.

23.1**            Consent of PricewaterhouseCoopers LLP.

23.2#             Consent of Arthur Andersen LLP.

23.3***           Consent of Ernst & Young LLP.

99.1# Confirmation Letter to the Securities and Exchange Commission from the Company in accordance with Temporary Note 3T to
                  Article 3 of Regulation S-X.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

+Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

*Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**Amended and Restated Exhibit.

***Superseding Exhibit to Exhibit 23.2 Consent of Arthur Andersen LLP.

#Previously Filed.

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

(17) Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form S-8, filed June 22, 2000 (File No. 333- 39860).

(18) Incorporated herein by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.

(19) Incorporated herein by reference to the exhibits to the Registrant's Registration Statement on Form S-8, filed May 11, 2001 (File No. 333- 60764).

(20) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001

(21) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.