Form 10-Q
period 2002-06-30
EPRESENCE INC
filed 2002-09-24
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2002      Commission File Number 000-20364

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

Yes               No  X
------------------------

Number of shares outstanding of each of the issuer's classes of Common Stock as of August 31, 2002:

              Class                                Number of Shares Outstanding
Common Stock, par value $.01 per share                       22,654,227

                                 EPRESENCE, INC.

                                      INDEX

                                                                           Page Number
                                                                           -----------
PART I.  FINANCIAL INFORMATION
     Item 1.    Financial Statements

                Consolidated Balance Sheets
                June 30, 2002 and December 31, 2001                                3

                Consolidated Statements of Operations
                Three and six months ended June 30, 2002 and 2001                  4

                Consolidated Statements of Cash Flows
                Six months ended June 30, 2002 and 2001                            5

                Notes to Consolidated Financial Statements                         6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               14

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                                 23

     Item 4.    Controls and Procedures                                           23

PART II. OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders               24

     Item 6.    Exhibits and Reports on Form 8-K                                  24

SIGNATURE                                                                         25

EXHIBIT INDEX                                                                     26

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

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
================================================================================
                                 EPRESENCE, INC.
--------------------------------------------------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT SHARE AND PAR AMOUNTS)

                                                           June 30,       December 31,
                                                             2002            2001
                                                         (unaudited)       (audited)
                                                          ---------       -----------
ASSETS

Current assets:
   Cash and cash equivalents                              $  61,469       $  33,022
   Marketable securities                                     22,419          47,817
   Accounts receivable, less allowances of $1,694
    and $1,973, respectively                                  6,534          11,216
   Prepaid Directory Agreement, current portion               3,468               -
   Other current assets                                       3,184           6,658
                                                          ---------       ---------
             Total current assets                            97,074          98,713


Marketable securities                                        25,759          40,362
Restricted cash                                               2,036             874
Property and equipment, net                                   4,442           6,139
Goodwill, net of accumulated amortization of $4,885          14,780          14,780
Prepaid Directory Agreement                                   8,483               -
Other assets, net of accumulated amortization of $3,183       1,987           2,083
                                                          ---------       ---------
TOTAL ASSETS                                              $ 154,561       $ 162,951
                                                          =========       =========

LIABILITIES

Current liabilities:
   Accounts payable                                       $   3,537       $   7,304
   Accrued expenses                                           9,549          11,609
   Other current liabilities                                    702             757
   Deferred revenue                                           2,190           4,983
   Payable under Directory Agreement                         12,000               -
   Current portion of long-term debt                          2,999           2,357
                                                          ---------       ---------

             Total current liabilities                       30,977          27,010

Long-term debt, net of current portion                        1,499             518
Minority interest in consolidated subsidiary                 24,559          26,237

SHAREHOLDERS' EQUITY

Convertible preferred stock, $.01 par value; authorized -
 1,000,000 shares; none issued                                    -               -
Common stock, $.01 par value; authorized - 100,000,000
 shares; issued 26,332,027 and 26,316,039 shares,
 respectively                                                   263             263
Additional paid-in capital                                  172,713         173,140
Unearned compensation                                        (1,040)         (1,654)
Accumulated deficit                                         (38,368)        (28,712)
Accumulated other comprehensive income                          (98)          1,019
Treasury stock at cost; 3,667,800 and 3,393,300
 shares, respectively                                       (35,944)        (34,870)
                                                          ---------       ---------
             Total shareholders' equity                      97,526         109,186
                                                          ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 154,561       $ 162,951
                                                          =========       =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                2002             2001                 2002          2001
                                                             (restated)                          (restated)
                                             ---------        ---------            ---------     ---------
Revenues:
    Services                                  $  8,952       $ 13,115               $ 19,245      $ 29,082
    Switchboard                                  2,068          2,805                  4,988         4,344
                                              --------       --------               --------      --------
          Total revenues                        11,020         15,920                 24,233        33,426
                                              --------       --------               --------      --------
Cost of Revenues:
    Services                                     5,729          9,016                 12,728        19,517
    Switchboard                                  1,112            839                  2,030         1,690
                                              --------       --------               --------      --------
          Total cost of revenues                 6,841          9,855                 14,758        21,207
                                              --------       --------               --------      --------

Gross profit                                     4,179          6,065                  9,475        12,219

Operating expenses:
    Sales and marketing                          3,855         10,233                  8,300        22,240
    Product development                          1,317          1,687                  2,822         3,000
    General and administrative                   3,646          5,065                  7,575        10,061
    Amortization of goodwill, intangibles
     and other assets                                -          1,012                      -         2,000
    Restructuring charges                            -          4,000                  4,000         4,000
                                              --------       --------               --------      --------
          Total operating expenses               8,818         21,997                 22,697        41,301
                                              --------       --------               --------      --------

Operating loss from operations                  (4,639)       (15,932)               (13,222)      (29,082)

Other income/(expense):
    Interest income, net                         1,281          1,697                  2,394         3,621
    Minority interest in losses of
     Switchboard                                   633          3,392                  1,143         8,140
    Gain on sale of Openwave, net                    -              -                      -        33,378
    Other, net                                      86           (163)                   124        (1,468)
                                              --------       --------               --------      --------
          Total other income                     2,000          4,926                  3,661        43,671
                                              --------       --------               --------      --------

Net (loss)/income from continuing
 operations before income taxes and
 cumulative effect of accounting change         (2,639)       (11,006)                (9,561)       14,589
Provision/(benefit) for income taxes                83         (5,416)                    95         7,529
                                              --------       --------               --------      --------
Net (loss)/income before cumulative
 effect of accounting change                    (2,722)        (5,590)                (9,656)        7,060
                                              --------       --------               --------      --------
Cumulative effect of accounting change,
 net of tax of $1,855                                -              -                      -         3,445
                                              --------       --------               --------      --------
Net (loss)/income                             $ (2,722)      $ (5,590)              $ (9,656)     $ 10,505
                                              ========       ========               ========      ========
Net (loss)/income per share:
  Basic                                       $  (0.12)      $  (0.24)              $  (0.43)     $   0.45
                                              ========       ========               ========      ========
  Diluted                                     $  (0.12)      $  (0.24)              $  (0.43)     $   0.43
                                              ========       ========               ========      ========
Weighted average number of common shares:
  Basic                                         22,231         23,137                 22,282        23,332
                                              ========       ========               ========      ========
  Diluted                                       22,231         23,137                 22,282        24,438
                                              ========       ========               ========      ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                 Six Months Ended June 30,
                                                                                    2002            2001
                                                                                                (restated)
                                                                                 ----------     ----------
Cash Flows from Operating Activities:
Net (loss)/income                                                                $  (9,656)     $  10,505
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
    Gain on sale of investments                                                       (402)       (33,378)
    Cumulative effect of accounting change                                               -         (5,300)
    Depreciation and amortization                                                    1,706          4,181
    Minority interest                                                               (1,143)        (8,140)
    Loss on disposal of assets                                                         212            707
    Loss on sale of subsidiary                                                           -            828
    Restructuring and other charges, non-cash portion                                  800              -
    Amortization of unearned compensation                                              614            831
    Non-cash advertising and promotion                                                   -          3,727
    Amortization of AOL assets                                                       2,049          2,024
    Deferred income taxes                                                                -         (5,414)
    Changes in operating assets and liabilities:
       Accounts receivable                                                           4,696          3,799
       Income tax receivable                                                         1,228              -
       Other current assets                                                          2,389         (5,757)
       Other non-current assets                                                        101          3,136
       Accounts payable and accrued compensation and expenses                       (7,154)        (4,252)
       Payment on AOL Directory Agreement                                           (2,000)             -
       Accrued costs for restructuring                                               1,075          3,326
       Deferred revenue                                                             (2,793)          (326)
                                                                                   ---------      ---------
Net cash used in operating activities                                               (8,278)       (29,503)
Cash Flows from Investing Activities:
    Capital expenditures                                                              (867)        (3,351)
    Proceeds from sales of investment                                                    -         39,266
    Restricted cash                                                                 (1,162)        (1,043)
    Acquisition of goodwill                                                              -         (2,144)
    Proceeds/(Purchases of) from marketable securities, net                         39,141         (3,800)
                                                                                 ---------      ---------
Net cash provided by investing activities                                           37,112         28,928

Cash Flows from Financing Activities:
    Net proceeds from sales lease-back                                               1,623          1,063
    Purchase of treasury stock                                                      (2,329)        (4,111)
    Proceeds from stock plan purchases, stock options and warrants                     328            541
                                                                                 ---------      ---------
Net cash used in financing activities                                                 (378)        (2,507)

Effect of exchange rate changes on cash and cash equivalents                            (9)          (240)
                                                                                 ---------      ---------
Net increase/(decrease) in cash and cash equivalents                                28,447         (3,322)
Cash and cash equivalents at beginning of the period                                33,022         39,725
                                                                                 ---------      ---------
Cash and cash equivalents at end of the period                                   $  61,469      $  36,403
                                                                                 =========      =========

Supplemental Disclosures of Cash Flow Information:
    Non-cash investing activity:
       Issuance of stock related to acquisition                                  $       -      $     577
    Non-cash financing activity:
       Note receivable from officer for issuance of common stock of subsidiary   $   1,449      $       -

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   ePresence, Inc., (the "Company"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. The Company's services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. Switchboard Incorporated ("Switchboard"), the Company's majority owned subsidiary, is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions.

   Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. ("Viacom"). However, in January 2001, as the Voting Rights Agreement was terminated and the Company's ownership was then 38%, the Company ceased to consolidate Switchboard's results with its results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting, in part, in a reduction in the number of outstanding shares of Switchboard's common stock and the Company then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements included in the Company's 2001 Form 10-K/A. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three and six months ended June 30, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of June 30, 2002 and December 31, 2001. At June 30, 2002, the Company owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

   The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of June 30, 2002, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002.

   The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future interim period.

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

   The restatement of the Company's consolidated financial statements for the fiscal year ended December 31, 2001 is described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II, and the Company's consolidated financial statements and related notes, including, without limitation, Note 3, within Item 8 of
   Part II of the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002. In addition the Company restated its consolidated unaudited financial statements for the fiscal quarter ended March 31,2002. These restatements are described in detail in Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operations," of Part I and our consolidated financial statements and related notes, including Note 2, within Item 1 of
   Part I of the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commissions on or about September 24, 2002.

   Effective January 2002, Switchboard adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and Switchboard has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL ("Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has reduced its merchant network revenue by $946,000 and $1,012,000 for the three months ended June 30, 2002 and 2001 and $2,049,000 and $2,024,000 for the six months ended June 30, 2002 and 2001, respectively, and reduced its operating expenses by a corresponding amount in the three and six months ended June 30, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on net income or capital resources of the Company or Switchboard. The following table illustrates the effect of the application of EITF 01-9:

Switchboard:
-----------

                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------    -------------------------
                                            2002               2001         2002            2001(a)
                                                            (restated)                    (restated)
                                            ----            ----------      ----          ----------
                                                                  (in thousands)
          Gross revenue                    $3,014             $ 3,817     $ 7,037           $ 6,368
            Less: Amortization of
              consideration given to AOL     (946)             (1,012)     (2,049)           (2,024)
                                           ------             -------     -------           -------

          Net revenue                      $2,068             $ 2,805     $ 4,988           $ 4,344
                                           ======             =======     =======           =======

          Operating expenses               $4,131             $ 9,334     $ 8,873           $19,625
            Less: Amortization of
          consideration given to AOL         (946)             (1,012)     (2,049)           (2,024)
                                           ------             -------     -------           -------
          Net operating expenses           $3,185             $ 8,322     $ 6,824           $17,601
                                           ======             =======     =======           =======

(a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $487,000 in the six months ended June 30, 2001.

NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which requires the Company to discontinue amortization of goodwill as of December 31, 2001. The Company adopted FAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14,780,000 as of the beginning of fiscal 2002. The Company completed an assessment of fair value of goodwill in the second quarter of 2002 and believes the book value of goodwill at June 30, 2002 has not been impaired.

The following table presents net loss and net loss per share for the three and six months ended June 30, 2001 on a pro forma basis as if FAS 142 had been adopted on January 1, 2001:

                                                  Three months      Six months
                                                 ended June 30,   ended June 30,
                                                      2001              2001
                                                   (restated)        (restated)
                                                 --------------   --------------
                                                          (in thousands)

     Net (loss)/income - as reported              ($  5,590)         $ 10,505
     Amortization of goodwill                         1,012             2,000
                                                   --------          --------
     Net (loss)/income - as adjusted                 (4,578)           12,505
                                                   ========          ========

     Basic earnings per share - as reported        $  (0.24)         $   0.45
     Diluted earnings per share - as reported      $  (0.24)         $   0.43

     Basic earnings per share - as adjusted        $  (0.20)         $   0.54
     Diluted earnings per share - as adjusted      $  (0.20)         $   0.51

NOTE 4.  CLOSURE OF EUROPEAN OPERATIONS

In the quarter ended March 31, 2002, as part of the Company's plan to improve operating results, the Company decided to close its operations in the United Kingdom and Germany. The Company included the costs associated with the closures in the Company's restructuring charge recorded in the first quarter of 2002.

NOTE 5.  RESTRUCTURING CHARGES

During the three months ended March 31, 2002, as part of the Company's plan to implement cost-cutting measures in its services business, the Company recorded a pre-tax charge of $4,000,000 related to a workforce reduction of approximately 45 positions, office closures including the closure of the Company's offices in Germany and the United Kingdom and asset write-offs. The Company expects to use $3,210,000 of cash related to these activities.

The following is a table summarizing the restructuring charges of the Company's services segment for the six months ended June 30, 2002:

                                                             (in thousands)
                                                                                Accrual/
                                                 Total      Cash     Non-cash   Reserve
                                                Charges   Payments   Charges    Balance
                                                -------   --------   -------    -------
     Staff reductions                           $ 1,026   $    898   $      -   $   128
     Office closures and other costs              2,312        313          -     1,999
     Asset write-offs                               662          -        688       (26)
                                                -------   --------   --------   -------
                                                $ 4,000   $  1,211   $    688   $ 2,101
                                                =======   ========   ========   =======

In 2001, the Company had recorded a pre-tax charge of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. The Company expects to use $2,959,000 of cash related to these activities.

At June 30, 2002, the Company had utilized approximately $5,122,000 in total of the combined liability of the 2001 and 2002 restructures of which $2,864,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at June 30, 2002 was approximately $2,831,000, of which $2,344,000 is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002.

The following is a table summarizing the March 31, 2002 and 2001 restructuring charges, collectively, of the Company's services segment for the six months ended June 30, 2002:

                                                   (in thousands)
                                  Accrual/                               Accrual/
                                  Reserve                                Reserve
                                  Balance    Total     Cash    Non-cash  Balance
                                  12/31/01  Charges  Payments  Charges   06/30/02
                                  --------  -------  --------  -------   --------
Staff reductions                  $    533  $ 1,026  $  1,489  $     -   $     70
Office closures and other costs        885    2,312       367        -      2,830
Asset write-offs                       130      662         -      861        (69)
                                  --------  -------  --------- -------   --------

                                  $  1,548  $ 4,000  $  1,856  $   861   $  2,831
                                  ========  =======  ========  =======   ========

NOTE 6. SPECIAL CHARGES

In December 2001, Switchboard recorded net pre-tax special charges of approximately $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations.

Of the total $1,700,000 charge related to facility closures and severance costs, Switchboard currently estimates that $1,600,000 is cash related. As of June 30, 2002, $1,000,000 was expended by Switchboard. Switchboard has a remaining liability of $392,000 on its balance sheet as of June 30, 2002. Switchboard expects to spend approximately an additional $43,000 by December 31, 2002, with the remainder to be paid through December of 2005.

NOTE 7. COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                       Three Months Ended      Six Months Ended
                                                              June 30,              June 30,
                                                         2002        2001        2002       2001
                                                                  (restated)             (restated)
                                                         ----        ----        ----       ----
                                                                     (in thousands)
Net (loss)/income                                      $ (2,722)  $ (5,590)   $  (9,656) $  10,505
Unrealized loss on marketable securities                   (432)       (38)      (1,117)   (23,832)
Translation adjustment                                       35        (24)           -       (198)
                                                       --------   --------    ---------  ---------

Comprehensive loss                                     $ (3,119)  $ (5,652)   $ (10,773) $ (13,525)
                                                       ========   ========    =========  =========

NOTE 8. FOREIGN CURRENCY TRANSLATION

Prior to January 1, 2002, the Company's subsidiaries generally used the local currency as the functional currency, assets and liabilities were translated into U.S. dollars at the period ended exchange rate and income and expense amounts were translated using the average rate prevailing for the period. Adjustments resulting from translation were included in accumulated other comprehensive income.

As of January 1, 2002, the Company's subsidiaries began using the U.S. dollar as the functional currency. As a result, the adjustments resulting from translation were included in net income for the six months ended June 30, 2002.

NOTE 9. SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave").

On January 1, 2001, the Company was party to two separate hedging contracts related to its investment in Openwave. Since the Company did not designate these hedges, the fair market value $5,300,000 at January 1, 2001, was recorded directly in operations. As a result, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,445,000, offset by a decrease in the reported gain on the sale of Openwave of $5,300,000. These changes had no effect on the consolidated net income of the Company.

In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,000,000 and a realized gain of approximately $33,378,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of the hedge contracts. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges. As of December 31, 2001, the Company held no shares of Openwave.

NOTE 10.  SALE OF SUBSIDIARY

On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 11.  BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilution of weighted average potential common shares outstanding during the period. Potential equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock using the treasury stock method, and the conversion of preferred stock using the if-converted method. The following table reconciles basic and diluted shares outstanding as shown in the Consolidated Statements of Operations:

                                                                Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                  2002       2001       2002       2001
                                                                          (restated)            (restated)
                                                                  ----       ----       ----       ----
                                                                  (in thousands except per share data)

  Net (loss)/income                                            $ (2,722)  $ (5,590)  $ (9,656)  $ 10,505

  Weighted average common shares outstanding - basic             22,231     23,137     22,282     23,332
  Weighted average potential common shares                            -          -          -      1,106
                                                               --------   --------   --------   --------

  Weighted average shares outstanding - diluted                  22,231     23,137     22,282     24,438

Basic earnings per share                                       $  (0.12)  $  (0.24)  $  (0.43)  $   0.45
                                                               ========   ========   ========   ========
Diluted earnings per share                                     $  (0.12)  $  (0.24)  $  (0.43)  $   0.43
                                                               ========   ========   ========   ========

Options and warrants to purchase 2,685,290 and 3,291,646 shares of common stock outstanding during the three months ended June 30, 2002 and June 30, 2001, respectively, were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,811,790 shares of common stock outstanding during the six months ended June 30, 2002 were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,985,646 shares of common stock outstanding during the six months ended June 30, 2001 were excluded from the calculation of diluted net income per share because the exercise price of those options and warrants outstanding exceed the average market price of the Company's common stock during the respective periods.

NOTE 12. SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company's reportable segments is as follows:

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
Services                                               2002        2001        2002         2001
                                                                (restated)               (restated)
--------                                               ----        ----        ----         ----
                                                                      (in thousands)
     Revenues                                        $  8,952    $ 13,115    $ 19,245    $  29,082
     Cost of Revenues                                   5,729       9,016      12,728       19,517
                                                     --------    --------    --------    ---------
     Gross Profit                                       3,223       4,099       6,517        9,565

     Operating Expenses:
        Sales and marketing                             2,710       4,840       5,728       10,035
        General and administrative                      2,923       4,035       6,145        8,122
        Amortization of intangibles                         -         800           -        1,543
        Restructuring and other charges                     -       4,000       4,000        4,000
                                                     --------    --------    --------    ---------
     Operating Expenses                                 5,633      13,675      15,873       23,700
                                                     --------    --------    --------    ---------

        Operating loss                               $ (2,410)   $ (9,576)   $ (9,356)   $ (14,135)
                                                     ========    ========    ========    =========
                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
Switchboard:                                           2002        2001        2002         2001
                                                                (restated)               (restated)
------------                                           ----        ----        ----         ----
                                                                      (in thousands)
     Revenues                                        $  2,068    $  2,805    $  4,988    $   4,344
     Cost of Revenues                                   1,112         839       2,030        1,690
                                                     --------    --------    --------    ---------

     Gross Profit                                         956       1,966       2,958        2,654

     Operating Expenses:
        Sales and marketing                             1,145       5,393       2,572       12,205
        Product development                             1,317       1,687       2,822        3,000
        General and administrative                        723       1,030       1,430        1,939
        Amortization of goodwill and intangibles            -         212           -          457
                                                     --------    --------    --------    ---------
     Operating Expenses                                 3,185       8,322       6,824       17,601
                                                     --------    --------    --------    ---------

        Operating loss                               $ (2,229)   $ (6,356)   $ (3,866)   $ (14,947)
                                                     ========    ========    ========    =========

13. AMERICA ONLINE, INC.

     In December 2000, Switchboard entered into an agreement (the "Directory Agreement") with America Online, Inc. ("AOL") to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the "Directory Platform"). In November 2001, in April 2002 and again in August 2002, certain terms of the Directory Agreement were amended. Under the four-year term of the amended Directory Agreement, Switchboard shared with AOL specified directory advertisement revenue. In general, Switchboard received a majority of the first $35,000,000 of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue. Switchboard paid AOL $13,000,000 at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Proper and Digital City properties ("AOL Roll-In") in January 2002, Switchboard recorded an asset and liability of $13,000,000. Switchboard established an additional asset and liability of $1,000,000 and paid $2,000,000 upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, Switchboard was scheduled to make six additional quarterly payments of $2,000,000 each, with the final payment due in October 2003. AOL has committed to pay Switchboard at least $2,000,000 in consulting or service fees under a payment schedule which ends in September 2002, of which, AOL has paid $1,750,000 and Switchboard has delivered $2,000,000 in services to AOL through June 30, 2002. The April 2002 amended Directory Agreement had an initial term of five years, which term was subject to earlier termination upon the occurrence of specified events, including, without limitation (a) after 34 months and again after 46 months if specified revenue targets have not been achieved and neither party has made additional payments to the other to prevent such termination, (b) if Switchboard is acquired by one of certain third parties, or (c) if AOL acquires one of certain third parties and AOL pays Switchboard a termination fee of $25,000,000.

     In connection with entering into the Directory Agreement, in December 2000 Switchboard issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial term, Switchboard agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

The value of the $13,000,000 paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement by Switchboard. As of December 2001, the remaining unamortized amounts were written down to zero by Switchboard as a result of an impairment analysis as of December 31, 2001. The value of the $14,000,000 asset which has been recorded in 2002 is being amortized on a straight-line basis by Switchboard over the remaining portion of the five-year term of the April 2002 amended agreement. Amortization of assets related to AOL are reflected by Switchboard as a reduction of revenue in accordance with EITF 01-9.

Under the August 2002 amendment, among other things, Switchboard revised the term of the agreement back to the original four-year term; eliminated the 34 and 46 month revenue targets and additional potential continuation payments; removed the requirement to pay AOL the remaining $12,000,000 Switchboard owed under the April 2002 amendment and amended the percentage schedule by which Switchboard shares in directory advertising revenue with AOL.

Switchboard revenue recognized from AOL, net of amortization of consideration given to AOL, was 20.5% and 27.0% of net Switchboard revenue for the three and six months ended June 30, 2002, respectively. Switchboard revenue from AOL, net of amortization of consideration given to AOL, was 7.7% and (11.2)% of net Switchboard revenue, for the three and six months ended June 30, 2001, respectively. Amounts due from AOL included in accounts receivable at June 30, 2002 and December 31, 2001 were $977,000 and $774,000, respectively. Unbilled receivables related to AOL at June 30, 2002 and December 31, 2001 were $79,000 and $618,000, respectively.

NOTE 14.  REPURCHASE OF SWITCHBOARD SHARES FROM VIACOM

     On February 27, 2002, Viacom exercised its warrant to purchase 533,468 shares of Switchboard's common stock at $1.00 per share pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of Switchboard common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of Switchboard common stock from Viacom at a price of $3.25 per share, for a total cost of $1,255,000. Switchboard has recorded the value of these shares as treasury stock at cost.

NOTE 15. NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

     In January 2002, Switchboard recorded a note receivable from an officer and member of its Board of Directors for approximately $1,500,000 arising from the issuance of 450,000 shares of Switchboard common stock as restricted stock. As of June 30, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875% which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At June 30, 2002, Switchboard recorded $1,484,000 as a note receivable within Switchboard's stockholders' equity. During the three and six month period ended June 30, 2002, Switchboard recorded $18,000 and $35,000 in interest income resulting from this note receivable.

NOTE 16. DEBT

     In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation ("FCC") under which Switchboard was able to lease up to $3,000,000 of equipment. Under the agreement, Switchboard was to have leased computer equipment over a three-year period ending on June 28, 2004, and had utilized $1,100,000 of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard was required to maintain on deposit with Fleet National Bank ("FNB") a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. Switchboard had accounted for the transaction as a capital lease.

     In May 2002, Switchboard paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. In exchange for the amount paid, Switchboard assumed all right and title to the assets leased under the facility. Additionally, Switchboard's requirement to maintain a compensating balance with FNB was eliminated.

Switchboard's notes payable consisted of the following as of June 30, 2002 and December 31, 2001:

                                                June 30, 2002  December 31, 2001
                                                -------------  -----------------
                                                          (in thousands)

Note payable under loan and security agreement    $ 2,498           $     -
Note payable to Envenue                             2,000             2,000
                                                  -------           -------
  Total notes payable                               4,498             2,000

Less current portion                               (2,999)           (2,000)
                                                  -------           -------
Notes payable, non-current                        $ 1,499           $     -
                                                  =======           =======

     In June 2002, Switchboard entered into a loan and security agreement (the "Agreement") with Silicon Valley Bank ("SVB"), under which Switchboard has the ability to borrow up to $4,000,000 for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of June 30, 2002, Switchboard had utilized $2,500,000 of this facility. Switchboard may utilize the facility to fund additional equipment purchases of up to $1,500,000 through March 31, 2003. The agreement also provides for a $1,000,000 revolving line of credit at an interest rate equal to prime. At June 30, 2002, Switchboard had no outstanding borrowings under the revolving line of credit. Switchboard has recorded a note payable to SVB on its balance sheet totaling $2,500,000 for equipment financed as of June 30, 2002, of which $1,000,000 is classified as a current liability.

     As a condition of the Agreement, Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the Agreement require Switchboard to maintain in deposit or in investment accounts with SVB at least $20,000,000 in unrestricted cash. Borrowings under the Agreement are collateralized by all of Switchboard's tangible and intangible assets, excluding intellectual property.

     In November 2000, Switchboard acquired Envenue, Inc. ("Envenue"), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2,000,000 in cash to be paid on or before May 24, 2002, which Switchboard has classified as a note payable within current liabilities. Switchboard has not paid this amount, as it is in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed into escrow $2,000,000, which will be held in escrow until the contractual dispute has been resolved. Switchboard has recorded this amount as restricted cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

     Historically, Switchboard's results have been consolidated with our financial results, due to either our majority ownership of Switchboard or our control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among us, Switchboard and Viacom. However, in January 2001, as the Voting Rights Agreement was terminated and our ownership was then 38%, we ceased to consolidate Switchboard's results with our results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and us then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in our Notes to Consolidated Financial Statements included in our 2001 Form 10-K/A. This change in ownership percentage resulted in us retroactively consolidating Switchboard's revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three and six months ended June 30, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in our consolidated balance sheet as of June 30, 2002 and December 31, 2001. At June 30, 2002, we owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

     As part of our continuing plan to improve operating results, we closed our operations in the United Kingdom and Germany in the first quarter of 2002 and booked a charge as part of our restructuring and other charges.

   RESTATEMENT OF FINANCIAL STATEMENTS

   The restatements of our financial statements for the fiscal year ended December 31, 2001 are described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II, and our consolidated financial statements and related notes, including, without limitation, Note 3, within Item 8 of Part II of the Company's Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002. In addition we restated our consolidated unaudited financial statements for the fiscal quarter ended March 31, 2002. These restatements are described in detail in
   Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operations," of Part I and our consolidated financial statements and related notes, including Note 2, within Item 1 of Part I of the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commissions on or about September 24, 2002.

   ADOPTION OF EITF 01-9

   Effective January 2002, Switchboard, in conjunction with their newly appointed independent auditors, Ernst & Young LLP, adopted Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and has concluded that EITF 01-9 is applicable to the accounting for Switchboard's directory and local advertising platform services agreement with America Online, Inc. ("AOL") (the "Directory Agreement"). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has reduced its merchant network revenue by $946,000 and $1,012,000 for the three months ended June 30, 2002 and 2001 and $2,049,000 and $2,024,000 for the six months ended June 30, 2002 and 2001, respectively, and reduced Switchboard's operating expenses by a corresponding amount in the three and six months ended June 30, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on our or Switchboard's net income or capital resources. The following table illustrates the effect of the application of EITF 01-9:

   Switchboard:

                                             Three months ended June 30,         Six months ended June 30,
                                             ---------------------------         -------------------------
                                               2002            2001                2002           2001(a)
                                                            (restated)                          (restated)
                                               ----           ------               ----           -------
                                                                    (in thousands)
            Gross revenue                    $3,014           $ 3,817           $ 7,037           $ 6,368

            Less: Amortization of
               consideration given to AOL      (946)           (1,012)           (2,049)           (2,024)
                                             ------           -------           -------           -------
          Net revenue                        $2,068           $ 2,805           $ 4,988           $ 4,344
                                             ======           =======           =======           =======

          Operating expenses                 $4,131           $ 9,334           $ 8,873           $19,625
            Less: Amortization of
               consideration given to AOL      (946)           (1,012)           (2,049)           (2,024)
                                             ------           -------           -------           -------
          Net operating expenses             $3,185           $ 8,322           $ 6,824           $17,601
                                             ======           =======           =======           =======

   (a) Amortization of consideration given to AOL exceededed revenue derived from AOL by $487,000 in the six months ended June 30, 2002.

   RESULTS OF OPERATIONS

   Services Revenues

   Services revenues were $9.0 million and $19.2 million for the three-month and six-month periods ended June 30, 2002, respectively, compared with $13.1 million and $29.1 million for the corresponding periods in 2001. The decrease for both the three-month and six-month periods was principally due to lower revenues from our web solutions business and the closure of our international operations through the sale of our Australian subsidiary in March 2001, the closure of our operations in The Netherlands in May 2001 and the closure of our operations in the United Kingdom and Germany in January 2002. As a result of the closure of our international operations, international revenues for the three months and six months ended June 30, 2002 decreased 100% and 96% respectively.

   Services Gross Profit

   Services gross profits were $3.2 million and $6.5 million for the three-month and six-month periods ended June 30, 2002, respectively, compared with $4.1 million and $9.6 million for the corresponding periods in 2001. The decreases in gross profit dollars in 2002 were primarily due to decreases in revenues from consulting services as a result of lower revenues from our web solutions business and the closure of our international operations. Services gross profit as a percentage of revenues were 36% and 34% for the three-month and six-month periods ended June 30, 2002, respectively, compared with 31% and 33% for the corresponding periods in 2001. The increases in services gross profits as a percentage of revenues were primarily due to a decrease in direct consulting costs as well as a decrease in third-party costs of delivery. Cost of services revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third-party product costs.

   Services Operating Expenses

   Sales and marketing expenses were $2.7 million and $5.7 million for the three-month and six-month periods ended June 30, 2002, respectively, compared with $4.8 million and $10.0 million for the corresponding periods in 2001. The decrease in 2002 was due primarily to cost reduction initiatives in our domestic and international operations which included the sale of our Australian subsidiary, the closing of our operations in Europe and staff reductions in our web solutions business. Sales and marketing expenses as a percentage of services revenues were 30% for both the three-month and six-month periods ended June 30, 2002, respectively, compared with 37% and 35% for the corresponding periods in 2001. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

   General and administrative expenses were $2.9 million and $6.1 million for the three-month and six-month periods ended June 30, 2002, respectively, compared with $4.0 million and $8.1 million for the corresponding periods in 2001. The decrease in 2002 was primarily attributable to a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 33% and 32% for the three-month and six-month periods ended June 30, 2002, respectively, compared with 31% and 28% for the corresponding periods in 2001. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal groups; recruiting and training costs for delivery personnel; and facilities and depreciation expenses.

   Services Amortization of Intangibles

   Amortization of goodwill expenses for services was zero for the three months and six months ended June 30, 2002, compared with $0.8 million and $1.5 million for the corresponding periods in 2001. This decrease is due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We completed an assessment of fair value of goodwill in the second quarter of 2002 and believe the book value of goodwill at June 30, 2002 has not been impaired.

   Services Restructuring and Other Charges

   In the three months ended March 31, 2002, as part of our plan to implement cost-cutting measures, we recorded a net pre-tax charge of $4.0 million for services restructuring and other charges. These charges included a workforce reduction of approximately 45 positions, office closures including the closure of our offices in Germany and the United Kingdom and asset write-offs. We expect to use $3.2 million of cash related to these activities, of which $1.2 million was used at June 30, 2002.

   In the second quarter of 2001, we recorded a pre-tax charge of $4.0 million related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. We expect to use $2.9 million of cash related to these activities.

   At June 30, 2002, we had utilized approximately $5.1 million in total of the combined liability of which $2.9 million was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at June 30, 2002 was approximately $2.8 million. We anticipate that we will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002. See Note 5, Restructuring

   Charges, in our Notes to Consolidated Financial Statements for the three months and six months ended June 30, 2002.

   Switchboard Net Revenues

   Switchboard net revenue decreased to $2.1 million for the three-month period ended June 30, 2002, from $2.8 million for the comparable period in 2001. Switchboard net revenue increased to $5.0 million for the six-month period ended June 30, 2002, from $4.3 million for the comparable period in 2001. The decrease of $0.7 million for the three-month period ended June 30, 2002 consisted of decreases in both national advertising and net merchant network revenue. The increase of $0.7 million for the six months ended June 30, 2002 was due to an increase in net merchant network revenue, offset in part by a decrease in national advertising revenue.

   Switchboard Gross Profit

   Switchboard gross profit decreased to $1.0 million for the three months ended June 30, 2002 from $2.0 million for the corresponding period in 2001. Switchboard gross profit increased to $3.0 million for the six months ended June 30, 2002 from $2.7 million for the corresponding period in 2001. As a percentage of Switchboard net revenue, gross profit for the three and six months ended June 30, 2002 decreased to 46% and 59% from 70% and 61% for the corresponding periods in 2001, respectively. The decrease in both gross profit dollars and percentage in the three months ended June 30, 2002 were primarily the result of a relatively fixed cost base being spread over lower net revenue, as well as a shift in revenue to lower net margin merchant network revenue, and in particular, engineering and other services revenue within the three months ended June 30, 2002. The decrease in gross profit dollars in the six months ended June 30, 2002 resulted primarily from an increase in merchant network revenue related costs. The decrease in gross profit percentage in the six months ended June 30, 2002 was primarily the result of an increase in the mix of lower margin merchant network revenue in 2002.

   Switchboard Operating Expenses

   Switchboard sales and marketing expense decreased to $1.1 million for the three months ended June 30, 2002 compared with $5.4 million for the corresponding period in 2001. Switchboard sales and marketing expense decreased to $2.6 million for the six months ended June 30, 2002 compared with $12.2 million for the corresponding period in 2001. The decrease for the three and six months ended June 30, 2002 was primarily related to the elimination of the non-cash advertising expense related to Switchboard's former agreement with Viacom, which accounted for $1.2 million and $3.7 million of Switchboard's sales and marketing expense during the three and six months ended June 30, 2001. The decrease for the three and six months ended June 30, 2002 was also attributable to a decrease in other corporate marketing programs expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses. As a percentage of net revenue, sales and marketing expenses were 55% and 52% for the three and six months ended June 30, 2002 compared with 192% and 281% for the corresponding periods in 2001.

   Switchboard research and development expense decreased to $1.3 million for the three months ended June 30, 2002 compared with $1.7 million for the corresponding period in 2001. Research and development expense decreased to $2.8 million for the six months ended June 30, 2002 compared with $3.0 million for the corresponding period in 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to a decrease in Switchboard's employee salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in outside consulting expenses. As a percentage of revenue, research and development expenses were 64% and 57% for the three and six months ended June 30, 2002 compared with 60% and 69% for the corresponding periods in 2001, respectively.

   Switchboard general and administrative expense decreased to $0.7 million for the three months ended June 30, 2002 as compared to $1.0 million for the corresponding period in 2001. General and administrative expense decreased to $1.4 million for the six months ended June 30, 2002 as compared to $1.9 million for the corresponding period in 2001. The decreases for the three and six months ended June 30, 2002 were primarily due to decreases in Switchboard salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance expense. As a percentage of revenue, general and administrative expenses were 35% and 29% for the three and six months ended June 30, 2002 compared with 37% and 45% for the corresponding periods in 2001.

   Switchboard Amortization of Goodwill, Intangibles and Other Assets

   After consideration of the impact of EITF 01-9, Switchboard's amortization of goodwill, intangibles and other assets was zero in the three and six months ended June 30, 2002, as compared to $212,000 and $457,000 for the comparable periods in 2001. The decrease was due primarily to the absence in 2002 of amortization of goodwill resulting from Switchboard's acquisition of Envenue and amortization expense associated with a Switchboard software license, which was written off in December 2001.

   Consolidated Other Income/(Expense) and Income Taxes

   Consolidated other income/(expense) was $2.0 million and $3.7 million for the three months and six months ended June 30, 2002, respectively, compared with $4.9 million and $43.7 million for the corresponding periods in 2001. The decrease in 2002 is due primarily to gains on sales of Openwave/Software.com stock of approximately $33.4 million in 2001 and was also due to a decrease in interest income earned as a result of reduced funds available for investment.

   We recorded no tax benefit on our operating losses in 2002 and 2001 due to the uncertainty of its realization. The small provision for income taxes in 2002 is for taxes related to our securities as well as state taxes.

   LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $111.7 million, of which $57.0 million was held by us and $54.7 million was held by Switchboard. At
   December 31, 2001, consolidated cash, cash equivalents, marketable securities and restricted cash were $122.1 million, of which $62.1 million was held by us and $60.0 million was held by Switchboard.
   Consolidated working capital decreased from $71.7 million at December 31, 2001 to $66.1 million at June 30, 2002. Cash and cash equivalents increased $28.4 million resulting in a consolidated balance, excluding restricted cash of $2.0 million, of $61.5 million at June 30, 2002. This increase was primarily due to net cash used in operating activities of $8.3 million and cash used in financing activities of $0.4 million offset by cash provided by investing activities of $37.1 million as follows.

   Net cash used in operating activities for the six months ended June 30, 2002 of $8.3 million, was primarily due to: a net loss of $9.7 million, a decrease in accounts payable and accrued expenses of $7.2 million, a decrease in deferred revenues of $2.8 million, Switchboard's payment on AOL Directory Agreement of $2.0 million and our minority interest of Switchboard's losses of $1.1 million. These decreases were offset in part by a decrease in accounts receivable of $4.7 million, a decrease in other current assets of $2.4 million, depreciation and amortization of $1.7 million, a decrease in income tax receivable of $1.2 million and an increase on accrued costs for restructuring charges of $1.1 million.

   Net cash provided by investing activities for the six months ended June 30, 2002 of $37.1 million was primarily related to the proceeds from investments of $39.1 million. This increase was offset in part by an increase in restricted cash of $1.2 million and by capital expenditures of $0.9 million.

   Net cash used in financing activities for the six months ended June 30, 2002 of $0.4 million was primarily due to $2.3 million in stock repurchases, of which $1.1 million was pursuant to our stock buyback program with the remainder related to Switchboard's repurchase of its common stock. The cash used in financing activity was further due to the payment of Switchboard's capital lease of $0.8 million. These uses were offset in part by Switchboard's issuance of a note payable for $2.5 million related to the financing of equipment purchases.

   On December 18, 2000, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock on the open market. Repurchases of stock are at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of June 30, 2002, we have expended $7.4 million toward stock repurchases.

   We have received a commitment letter from Silicon Valley Bank regarding a $10.0 million working capital line of credit and providing for borrowings at Silicon Valley Bank's prime rate. We are working with Silicon Valley Bank toward the finalization of terms and conditions and the execution of definitive loan documents. We had no borrowings under any credit facilities outstanding at either June 30, 2002 or December 31, 2001.

   In June 2002, Switchboard entered into an equipment financing agreement with Silicon Valley Bank, under which Switchboard has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of June 30, 2002, Switchboard had utilized $2.5 million of this facility. Switchboard may utilize the facility to fund additional equipment purchases of up to $1.5 million through March 31, 2003. The agreement also provides for a $1.0 million revolving line of credit. At June 30, 2002, Switchboard had no outstanding borrowings under the revolving line of credit. Switchboard is required to maintain in deposit or investment accounts at Silicon Valley Bank not less than 95% of its cash, cash equivalents and marketable securities. Additionally, covenants in the agreement require Switchboard to maintain in deposit or in investment accounts with Silicon Valley Bank ("SVB") at least $20.0 million in unrestricted cash. As part of the transition to SVB, Switchboard liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, Switchboard recorded $0.4 million in realized gains during the six months ended June 30, 2002. These amounts have been transfered to SVB. Of this $35.7 million liquidated, $31.7 million is currently held in an interest bearing money market fund.

   In November 2000, Switchboard acquired Envenue. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. Switchboard has not paid this amount, as Switchboard is in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed into escrow $2.0 million, which will be held in escrow until the contractual dispute has been resolved. Switchboard has recorded this amount as restricted cash.

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

   The continuing stock market decline and broad economic slowdown has affected the demand for services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. If companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

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

   We are a party to a number of partnerships and alliances with software vendors under which we provide services around such vendors' products. Any failure of these alliances to generate the anticipated level of sales, the loss of one or more of these alliances, or the failure to enter into additional strategic alliances, could have a material adverse effect on us.

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

   In 2001 we terminated operations in Australia and The Netherlands and, during the first quarter of 2002, we elected to close our operations in the United Kingdom and Germany. There can be no assurance that the termination of our international operations will positively affect our operating results.

   We were not profitable during 2001 or in the first two quarters of 2002, and there can be no assurance we will return to profitability in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

    On August 20, 2002, we received a Nasdaq staff determination letter indicating that we do not comply with Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002. As a result of this non-compliance our common stock is subject to delisting from the Nasdaq National Market pending the decision of the Nasdaq Listing Qualification Panel. Notwithstanding that our Quarterly Report on Form 10-Q for the fiscal quarter ended June
    30, 2002, is now on file, there can be no assurance that our common stock will not be delisted from the Nasdaq National Market, as it was not filed within the time period required by the Securities and Exchange Commission.
    A delisting of our common stock from the Nasdaq National Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our ability to raise capital through alternative financing sources.

    We own 9,802,421 shares of Switchboard's common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard's common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives and investors' perceptions. Volatility in the trading price of Switchboard's common stock could have a material adverse effect on our financial condition. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard's common stock. If Switchboard's trading price declines, the trading price of our common stock will likely decline as well. On August 21, 2002, Switchboard announced that it had received a Nasdaq staff determination letter regarding its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. As a result of this non-compliance and notwithstanding that such Report is now on file, Switchboard's common stock is subject to delisting.

    Switchboard's results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, has incurred net losses through June 30, 2002 and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Marketable Securities and Interest Rates

        We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of June 30, 2002, are invested in US agencies, bonds and notes and repurchase agreements. The majority of our investments are short-term and have maturities between one and five years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

        All the potential changes noted above are based on sensitivity analysis performed on our balances as of June 30, 2002.

        Foreign Currency

        During 2001 and the first quarter of 2002, we closed or sold all of our foreign entities excluding Canada. We do not believe that foreign currency exchange rate fluctuations will have a material effect on our operating results or financial condition. We do not currently use foreign currency hedging contracts to manage exposure to foreign currency fluctuations. To date, foreign currency exchange rate fluctuations have not had a material effect on our operating results or financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

        Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Stockholders held on May 9, 2002, our stockholders approved the following items:

          1. The election of John J. Rando as a Class I Director to serve for the ensuing three years.

          2. The ratification and approval of an amendment to the Company's 2001 Stock Incentive Plan increasing from 1,200,000 to 1,950,000 the number of shares of Common Stock of the Company authorized for issuance under such plan.

        The other directors of the Company whose terms of office continued after the Annual Meeting are Albert A. Notini, John F. Burton, William P. Ferry, Fontaine K. Richardson and Robert M. Wadsworth. There were 22,830,539 shares of our common stock issued, outstanding and eligible to vote on the record date of March 22, 2002. The results of the voting for each matter are set forth below. There were no broker non-votes for any matter.

        Election of Directors     Votes For       Votes Withheld
        ---------------------     ---------       --------------
        John J. Rando             20,706,094         301,204

        Approval of the
        Amendment to the 2001
        Stock Incentive Plan         Votes For   Votes Against   Abstentions
        --------------------         ---------   -------------   -----------
                                     16,241,300     3,737,144     1,028,854

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

        During the quarter ended June 30, 2002, the Company filed one report on Form 8-K, dated May 13, 2002. The Form 8-K was filed pursuant to Item 9 of Form 8-K regarding an analyst presentation. No other reports on Form 8-K were filed during the quarter ended June 30, 2002.

        During the quarter that will end September 30, 2002, the Company has filed two reports on Form 8-K. The first one dated July 3, 2002 was filed pursuant to Item 4 regarding a Change in Certifying Accountant and the other one dated July 25, 2002 was filed pursuant to Item 5 regarding the re-audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2001 as a result of the Company's consolidation of Switchboard's results and Switchboard's intent to restate its financial statements for the fiscal year ended December 31, 2001.

                                 EPRESENCE, INC.
                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EPRESENCE, INC.

     Date: September 24, 2002           By: /s/ Richard M. Spaulding
                                        ----------------------------
                                        Richard M. Spaulding
                                        Senior Vice President and Chief
                                        Financial Officer, Treasurer and Clerk
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

  CERTIFICATIONS

  I, William P. Ferry, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of ePresence, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 24, 2002
                                           /s/ William P. Ferry
                                           -------------------------------------
                                           William P. Ferry
                                           President and Chief Executive Officer
                                           (principal executive officer)

  I, Richard M. Spaulding, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of ePresence, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 24, 2002
                                           /s/ Richard M. Spaulding
                                           -------------------------------------
                                           Richard M. Spaulding
                                           Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number          TITLE OF DOCUMENT

10.1 Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.2 Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3                    Amendment No. 1 to the 2001 Stock Incentive Plan.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

********************************************************************************

+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.