Form 10-Q/A
period 2002-03-31
EPRESENCE INC
filed 2002-09-25
CIK 888711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

Yes   X             No
-----------------------

Number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2002:

          Class                                    Number of Shares Outstanding

Common Stock, par value $.01 per share                    22,802,939

                                EXPLANATORY NOTE

On September 20, 2002, we filed with the Securities and Exchange Commission an Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 ("Amendment No. 1 to Annual Report") for the purpose of restating our audited financial statements for the fiscal year ended December 31, 2001 and to correspondingly modify related disclosures. The restatements disclosed in the Amendment No. 1 to Annual Report required the further restatement of our unaudited financial statements for the fiscal quarter ended March 31, 2002. The restatements of our audited financial statements for the fiscal year ended December 31, 2001 are described in detail in Amendment No. 1 to Annual Report.

Additionally, we restated our unaudited financial statements for the quarter ended March 31, 2002 for Switchboard's adoption of EITF 01-9, and recorded an asset and liability related to Switchboard's directory and local advertising platform services agreement with America Online, Inc. The restatements of Switchboard's unaudited financial statements for the quarter ended March 31, 2002 are described in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," included herein as Item 2 of
Part I, and our consolidated unaudited financial statements and related notes, including Notes 2 and 3, included herein as Item 1 of Part I. The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to amend our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 to reflect these restatements.

We have amended and restated in its entirety each Item of our previously filed Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 that has been affected by the restatements discussed above. This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 15, 2002 filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatements discussed above.

The Items of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 which are amended and restated herein are Items 1, 2 and 3 of
Part I and Item 6 of Part II.

                                 EPRESENCE, INC.
                AMENDMENT NO.1 TO QUARTERLY REPORT ON FORM 10-Q/A
                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets
                March 31, 2002 and December 31, 2001                        4

                Consolidated Statements of Operations
                Three months ended March 31, 2002 and 2001                  5

                Consolidated Statements of Cash Flows
                Three months ended March 31, 2002 and 2001                  6

                Notes to Consolidated Financial Statements                  7

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        15

       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                          24


PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                           25

SIGNATURE                                                                  26

EXHIBIT INDEX                                                              27


This Amendment No. 1 to Quarterly Report on Form 10-Q/A contains forward-looking statements, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors Affecting Future Operating Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 EPRESENCE, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS EXCEPT SHARE AND PAR AMOUNTS)

                                                                                                 March 31,
                                                                                                   2002        December 31,
                                                                                                (unaudited)        2001
                                                                                                (restated)      (audited)
                                                                                                -----------     ----------
ASSETS

Current assets:
      Cash and cash equivalents                                                                 $   24,219      $   33,022
      Marketable securities                                                                         55,759          47,817
      Accounts receivable, less allowances of  $1,732 and $1,973, respectively                       8,189          11,216
      Prepaid Directory Agreement, current portion                                                   4,412               -
      Other current assets                                                                           3,543           6,658
                                                                                                ----------      ----------

          Total current assets                                                                      96,122          98,713

Marketable securities                                                                               34,684          40,362
Restricted cash                                                                                        788             874
Property and equipment, net                                                                          5,828           6,139
Goodwill, net of accumulated amortization of $4,885                                                 14,780          14,780
Prepaid Directory Agreement                                                                          7,485               -
Other assets, net of accumulated amortization of $3,183                                              2,021           2,083
                                                                                                ----------      ----------

TOTAL ASSETS                                                                                    $  161,708      $  162,951
                                                                                                ==========      ==========

LIABILITIES

Current liabilities:
      Accounts payable                                                                          $    4,854      $    7,304
      Accrued expenses                                                                              12,333          11,609
      Other current liabilities                                                                        703             757
      Deferred revenue                                                                               1,944           4,983
      Payable under Directory Agreement                                                             13,000               -
      Current portion of long-term debt                                                              2,385           2,357
                                                                                                ----------      ----------

          Total current liabilities                                                                 35,219          27,010

Long-term debt, net of current portion                                                                 424             518
Minority interests in consolidated subsidiaries                                                     25,276          26,237

SHAREHOLDERS' EQUITY

Convertible preferred stock, $.01 par value; authorized - 1,000,000 shares; none issued                  -               -
Common stock, $.01 par value; authorized - 100,000,000 shares; issued 26,316,039 and
   26,316,039 shares, respectively                                                                     263             263
Additional paid-in capital                                                                         172,488         173,138
Unearned compensation                                                                               (1,311)         (1,654)
Accumulated deficit                                                                                (35,644)        (28,710)
Accumulated other comprehensive income                                                                 299           1,019
Treasury stock at cost; 3,507,500 and 3,393,300 shares, respectively                               (35,306)        (34,870)
                                                                                                ----------      ----------

          Total shareholders' equity                                                               100,789         109,186
                                                                                                ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $  161,708      $  162,951
                                                                                                ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                      2002             2001
                                                                                   (restated)       (restated)
                                                                                   ----------       ----------
Revenues:
      Services                                                                     $    10,293      $    15,967
      Switchboard                                                                        2,920            1,539
                                                                                   -----------      -----------
          Total revenues                                                                13,213           17,506
                                                                                   -----------      -----------

Cost of Revenues:
      Services                                                                           6,999           10,501
      Switchboard                                                                          918              851
                                                                                   -----------      -----------
          Total cost of revenues                                                         7,917           11,352
                                                                                   -----------      -----------

Gross profit                                                                             5,296            6,154

Operating expenses:
      Sales and marketing                                                                4,445           12,007
      Product development                                                                1,505            1,313
      General and administrative                                                         3,929            4,996
      Amortization of intangibles                                                            -              988
      Restructuring charges                                                              4,000                -
                                                                                   -----------      -----------

          Total operating expenses                                                      13,879           19,304
                                                                                   -----------      -----------

Operating loss from operations                                                          (8,583)         (13,150)

Other income/(expense):
      Interest income, net                                                               1,113            1,919
      Minority interest in losses of Switchboard                                           510            4,748
      Gain on sale of Openwave, net                                                          -           33,378
      Other, net                                                                            38           (1,300)
                                                                                   -----------      -----------
          Total other income                                                             1,661           38,745
                                                                                   -----------      -----------

Net (loss)/income before income taxes and cumulative effect of accounting
   change                                                                               (6,922)          25,595
Provision for income taxes                                                                  12           12,945
                                                                                   -----------      -----------
Net (loss)/income before cumulative effect of accounting change                         (6,934)          12,650
                                                                                   -----------      -----------
      Cumulative effect of accounting change, net of tax of $1,855                           -            3,445
                                                                                   -----------      -----------
Net (loss)/income                                                                       (6,934)          16,095
                                                                                   ===========      ===========

Net (loss)/income per share:
      Basic                                                                        $     (0.31)     $      0.68
                                                                                   ===========      ===========
      Diluted                                                                      $     (0.31)     $      0.64
                                                                                   ===========      ===========

Weighted average number of common shares:
      Basic                                                                             22,332           23,588
                                                                                   ===========      ===========
      Diluted                                                                           22,332           25,042
                                                                                   ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     2002              2001
                                                                                  (restated)        (restated)
                                                                                  ----------        ----------
 Cash Flows from Operating Activities:
 Net (loss)/income                                                               $   (6,934)        $   16,095
 Adjustments to reconcile net income to net cash used in operating activities:
       Gain on sale of investments                                                        -            (33,378)
       Cumulative effect of accounting change                                             -             (5,300)
       Depreciation and amortization                                                    738              2,125
       Minority interest                                                               (510)            (4,748)
       Loss on disposal of assets                                                       177                599
       Loss on sale of subsidiary                                                         -                828
       Restructuring and special charges, non-cash portion                              800                  -
       Amortization of unearned compensation                                            343                451
       Non-cash advertising and promotion                                                 -              2,540
       Amortization of AOL asset                                                      1,103              1,012
       Deferred income taxes                                                              -             (5,366)
       Changes in operating assets and liabilities:
           Accounts receivable                                                        3,017             (1,162)
           Income tax receivable                                                        880                  -
           Other current assets                                                       2,364             (4,721)
           Other non-current assets                                                      62                929
           Accounts payable and accrued compensation and expenses                    (4,468)             4,476
           Accrued costs for restructuring and special charges                        1,893                  -
           Deferred revenue                                                          (3,039)              (191)
                                                                                 ----------          ---------
 Net cash used in operating activities                                               (3,574)           (25,811)

 Cash Flows from Investing Activities:
       Capital expenditures                                                            (603)            (2,420)
       Proceeds from sales of investment                                                  -             39,266
       Restricted cash                                                                   86               (773)
       Purchases of marketable securities, net                                       (3,089)            (8,148)
                                                                                 ----------          ---------
 Net cash (used in)/provided by investing activities                                 (3,606)            27,925

 Cash Flows from Financing Activities:
       Net (payments on)/proceeds from sales lease-back                                 (66)               773
       Purchase of treasury stock                                                    (1,691)            (1,961)
       Proceeds from stock plan purchases, stock options and warrants                   172                659
                                                                                 ----------          ---------
 Net cash used in by financing activities                                            (1,585)              (529)

 Effect of exchange rate changes on cash and cash equivalents                           (38)              (224)
                                                                                 ----------          ---------
 Net (decrease)/increase in cash and cash equivalents                                (8,803)             1,361
 Cash and cash equivalents at beginning of the period                                33,022             39,726
                                                                                 ----------          ---------
 Cash and cash equivalents at end of the period                                  $   24,219          $  41,087
                                                                                 ==========          =========

 Supplemental Disclosures of Cash Flow Information:

        Non-cash investing activity:
           Issuance of stock related to acquisition                              $        -          $     577
        Non-cash financing activity:
        Note receivable from officer for issuance of common stock of
           subsidiary                                                            $    1,449          $       -
        Asset and liability related to Directory Agreement                       $   13,000          $       -

The accompanying notes are an integral part of the consolidated financial statements.

                                 EPRESENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

        ePresence, Inc. (the "Company"), has two reportable segments: services and Switchboard. The Company's reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. The Company's services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. Switchboard Incorporated ("Switchboard"), the Company's majority owned subsidiary, is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions.

        Historically, Switchboard's results have been consolidated with the Company's financial results, due to either the Company's majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. ("Viacom"). However, in January 2001, as the Voting Rights Agreement was terminated and the Company's ownership was then 38%, the Company ceased to consolidate Switchboard's results with its results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and the Company then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in the Company's Notes to Consolidated Financial Statements included in Amendment No. 1 to Annual Report. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard's revenues, expenses and other income and expense in the Company's consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three months ended March 31, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in the Company's consolidated balance sheet as of March 31, 2002 and December 31, 2001. At March 31, 2002, the Company owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

        The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries as of March 31, 2002, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Amendment No. 1 to Annual Report filed with the Securities and Exchange Commission on September 20, 2002.

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

     The annual and quarterly 2001 restatements of our consolidated financial statements for the fiscal year ended December 31, 2001 are described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II, and our consolidated financial statements and related notes, including Note 3, within Item 8 of
     Part II of Amendment No. 1 to Annual Report.

     The Company's consolidated financial statements for the quarter ended March 31, 2002 have been restated to reflect Switchboard's recording of an asset and liability of $13,000,000 each related to its contractual obligations to America Online, Inc. ("AOL") which became payable to AOL, under Switchboard's December 2000 directory and local advertising platform agreement ("Directory Agreement") with AOL, on January 2, 2002 as the result of the completion of AOL's roll-in of Switchboard's directory platform into the remaining AOL properties.

     Additionally, the March 31, 2002 consolidated financial statements have been restated to reflect Switchboard's net decrease in amortization of approximately $721,000. Switchboard had previously recorded amortization of $1,800,000 in the three months ended March 31, 2002 associated with its AOL assets. Switchboard restated amortization expense for its AOL assets as a result of the reversal of $1,000,000 of amortization expense previously recorded on AOL related assets which were determined to be impaired as of December 31, 2001. This reversal was offset by amortization resulting from the $13,000,000 AOL related asset recorded on January 2, 2002. The restated amortization for the quarter ended March 31, 2002 of $1,100,000 is reflected as a reduction of gross revenues in accordance with EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") which was adopted by Switchboard effective January 1, 2002.

     As a result of the above-described restatements, the Company's accumulated deficit at March 31, 2002 was decreased by $384,000 to reflect the cumulative effect of these 2002 adjustments. The Company's and Switchboard's capital resources were not impacted by any of these restatements.

     Following is a summary of selected financial data as affected by these restatements for the fiscal quarter ended March 31, 2002:

                CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA
                          AS A RESULT OF RESTATEMENTS
                     (In thousands, except per share data)

     SELECTED STATEMENT OF OPERATIONS DATA:

                                            Three months ended March 31, 2002:
                                       -----------------------------------------
                                       As Previously    Adjustments    Restated
                                          Reported          (a)
                                       -------------    -----------    --------
     Net revenue                           $14,316        $(1,103)      $13,213
     Product development                     1,457             48         1,505
     Amortization of goodwill,
         intangibles and other assets        1,872         (1,872)            -
       Total operating expenses             15,703         (1,824)       13,879

     Loss from operations                   (9,304)           721        (8,583)
     Minority interest in losses of
         Switchboard                           847           (337)          510
                                           -------        -------       -------
     Net (loss)/income                     $(7,318)       $   384       $(6,934)
                                           =======        =======       =======
     Basic and diluted net loss
         per share                         $ (0.33)       $  0.02       $ (0.31)
                                           =======        =======       =======

     (a) Adjustments include a $1,103,000 reduction of gross revenue for consideration provided to a Switchboard customer in accordance with EITF 01-9 and the reclassification of $48,000 by Switchboard in expense between amortization of goodwill, intangibles and other assets and research and development.

     The following table presents net increases and (decreases) in the Company's previously reported balance sheet as of March 31, 2002 as a result of the aforementioned restatements and reclassifications:

     SELECTED BALANCE SHEET DATA:
                                            As of March 31, 2002
                              ---------------------------------------------
                              As Previously
                                 Reported       Adjustments       Restated
                              -------------     -----------       --------
     Current assets           $   61,515        $   34,607        $  96,122
     Non-current assets           95,010           (29,424)          65,586
     Total assets                156,525             5,182          161,707
     Current liabilities          23,765            11,453           35,218
     Minority interest            28,367            (3,091)          25,276
     Shareholders' equity        103,969            (3,180)         100,789

NOTE 3. ADOPTION OF EITF 01-9

     Switchboard re-evaluated the adoption of Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and has concluded that EITF 01-9 is applicable to the accounting for its Directory Agreement. The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard reduced revenue by $1,103,000 and $1,012,000 and reduced operating expenses by an equal amount in the fiscal quarters ended March 31, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on the Company's or Switchboard's capital resources or net income. The following table illustrates the effect of the application of EITF 01-9 on Switchboard:

     Switchboard:

                                                                            Three months ended March 31,
                                                                               2002                2001(a)
                                                                         (restated)             (restated)
                                                                         ----------             ----------
                                                                                   (in thousands)
          Gross revenue                                                    $  4,023                $ 2,551
            Less: Amortization of consideration given to AOL                 (1,103)                (1,012)
                                                                           --------                -------

          Net revenue                                                      $  2,920                $ 1,539
                                                                           ========                =======

          Operating expenses                                               $  4,742                $10,291
            Less: Amortization of consideration given to AOL                 (1,103)                (1,012)
                                                                           --------                -------
          Net operating expenses                                           $  3,639                $ 9,279
                                                                           ========                =======

     (a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $702,000 in the three months ended March 31, 2001.

NOTE 4. GOODWILL & INTANGIBLES

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and, as a result, the Company adopted SFAS 142 and ceased amortizing approximately $14,780,000 of goodwill as of January 1, 2002. The Company had recorded approximately $2,700,000 of amortization during 2001 and would have recorded approximately $1,800,000 of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company completed an assessment of fair value of goodwill in the second quarter of 2002 and believes the book value of goodwill has not been impaired.

     The following table presents net income and net income per share for the three months ended March 31, 2001 on a pro forma basis as if SFAS 142 had been adopted on January 1, 2001:

                                                             Three months
                                                            ended March 31,
                                                                 2001
                                                              (restated)
                                                            ---------------
                                                            (in thousands)

     Net income - as reported                                   $16,095
     Amortization of goodwill                                       988
                                                                -------
     Net income - as adjusted                                    17,083
                                                                =======

     Basic earnings per share - as reported                     $  0.68
                                                                =======
     Diluted earnings per share - as reported                   $  0.64
                                                                =======

     Basic earnings per share - as adjusted                     $  0.72
                                                                =======
     Diluted earnings per share - as adjusted                   $  0.68
                                                                =======

NOTE 5. BASIC AND DILUTED EARNINGS PER SHARE

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

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                       2002        2001
                                                                                    (restated)  (restated)
                                                                                    ----------  ----------
                                                                                         (in thousands
                                                                                    except per share data)

          Net (loss)/income                                                           $ (6,934)    $16,095

                 Weighted average common shares outstanding - basic                     22,332      23,588
                 Weighted average potential common shares                                    -       1,454
                                                                                      --------     -------

                 Weighted average shares outstanding - diluted                          22,332      25,042

          Basic earnings per share                                                    $  (0.31)    $  0.68
                                                                                      ========     =======
          Diluted earnings per share                                                  $  (0.31)    $  0.64
                                                                                      ========     =======

     Options to purchase 2,880,069 and 2,596,592 shares of common stock outstanding during the quarters ended March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would have been anti-dilutive.

NOTE 6. COMPREHENSIVE INCOME

     Other comprehensive income includes unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments.

                                                           Three Months Ended
                                                               March 31,
                                                           2002         2001
                                                       (restated)    (restated)
                                                       ----------    ----------
                                                             (in thousands)
           Net (loss)/income                            $ (6,934)    $ 16,095
           Unrealized loss on marketable securities         (685)     (23,794)
           Translation adjustment                            (35)        (174)
                                                        --------     --------
           Comprehensive loss                           $ (7,654)    $ (7,873)
                                                        ========     ========

NOTE 7. RESTRUCTURING CHARGES

     During the three-month period ended March 31, 2002, as part of the Company's plan to implement cost-cutting measures in its services business, the Company recorded a pre-tax charge of $4,000,000 related to a workforce reduction of approximately 45 positions, office closures, including the closure of the Company's offices in Germany and the United Kingdom, and asset write-offs. The Company expects to use $3,210,000 of cash related to these activities.

     The following is a table summarizing the restructuring charges of the Company's services segment for the three months ended March 31, 2002

                                                      Total                                Accrual/
                                                      Other       Cash       Non-cash      Reserve
                                                     Charges     Payments     Charges      Balance
                                                     -------     --------     -------      -------
                                                                    (in thousands)
           Staff reductions                           $1,026      $389         $ -        $  637
           Office closures and other costs             2,312       156           -         2,156
           Asset write-offs                              662         -           -           662
                                                      ------      ----         ---        ------

                                                      $4,000      $545         $ -        $3,455
                                                      ======      ====         ===        ======

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

     The following is a table summarizing the Q1 2002 and 2001 restructuring charges, collectively, of the Company's services segment for the three months ended March 31, 2002:


                                           Accrual/                                                 Accrual/
                                           Reserve                                                  Reserve
                                           Balance          Total           Cash        Non-cash    Balance
                                           12/31/2001      Charges        Payments      Charges     3/31/2002
                                           ----------      -------        --------      -------     ---------
                                                                      (in thousands)
       Staff reductions                       $533          $1,026           $951            $-       $  608
       Office closures and other costs         885           2,312            183             -        3,014

         Asset write-offs            130        662         -      175       617
                                  ------     ------    ------     ----    ------
                                  $1,548     $4,000    $1,134     $175    $4,239
                                  ======     ======    ======     ====    ======

NOTE 8. SPECIAL CHARGES

       In December 2001, Switchboard recorded net pre-tax special charges of approximately $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard's workforce. The restructuring resulted in 21 employee separations.

       Of the total $1,700,000 restructuring charge related to facility closures and severance costs, Switchboard currently estimates that $1,600,000 is cash related. As of March 31, 2002, $829,000 was expended by Switchboard. Switchboard has recorded a remaining liability of $782,000 on its balance sheet as of March 31, 2002. Switchboard expects to spend approximately $450,000 by December 31, 2002, with the remainder to be paid through December of 2005.

NOTE 9. AOL ALLIANCE

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

       Switchboard Revenue recognized from AOL, net of amortization of consideration given to AOL, was 31.6% of net Switchboard revenue for the three months ended March 31, 2002 and (45.6%) for the three months ended March 31, 2001. Amounts due from AOL included in accounts receivable at March 31, 2002 and December 31, 2001 were $1,970,000 and $774,000, respectively. Unbilled receivables related to AOL at March 31, 2002 and December 31, 2001 were $424,000 and $618,000, respectively.

NOTE 10. REPURCHASE OF SWITCHBOARD SHARES FROM VIACOM

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

NOTE 11. NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

       In January 2002, Switchboard recorded a note receivable from an officer and member of its Board of Directors for approximately $1,500,000 arising from the issuance of 450,000 shares of Switchboard common stock. As of March 31, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At March 31, 2002, Switchboard recorded $1,467,000 as a note receivable within Switchboard's stockholders' equity.

NOTE 12. SALE OF INVESTMENT

       In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. ("Openwave").

       On January 1, 2001, the Company was party to two separate hedging contracts related to its investment in Openwave. Since the Company did not designate these hedges, the fair market value of these hedges, $5,300,000 at January 1, 2001, was recorded as an asset and, accordingly, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,445,000. Upon liquidation of the Openwave investment these hedges were terminated and were offset against the gain from the sale of Openwave. These changes had no effect on the consolidated net income of the Company for the period ending March 31, 2001.

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

NOTE 13. SALE OF SUBSIDIARY

       On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 14. SEGMENT INFORMATION

     As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company's reportable segments is as follows:


                                                                           Three Months Ended
                                                                                March 31,
         Services                                                         2002              2001
                                                                                         (restated)
                                                                        --------          --------
                                                                              (in thousands)
            Revenues                                                  $  10,293         $  15,967
            Cost of Revenues                                              6,999            10,501
                                                                      ---------         ---------
            Gross Profit                                                  3,294             5,466


            Operating Expenses:
                Sales and marketing                                       3,018             5,195
                General and administrative                                3,222             4,087
                Amortization of intangibles                                   -               743
                Restructuring and other charges                           4,000                 -
                                                                      ---------         ---------
                Operating Expenses                                       10,240            10,025
                                                                      ---------         ---------

                Operating loss                                        $  (6,946)        $  (4,559)
                                                                      =========         =========

                                                                           Three Months Ended
                                                                                March 31,
         Switchboard:                                                     2002              2001
                                                                       (restated)        (restated)
                                                                        --------          --------
                                                                              (in thousands)
            Revenues                                                  $   2,920         $   1,539
            Cost of Revenues                                                918               851
                                                                      ---------         ---------

            Gross Profit                                                  2,002               688


            Operating Expenses:
                 Sales and marketing                                      1,427             6,812
                 Product development                                      1,505             1,313
                 General and administrative                                 707               909
                 Amortization of goodwill and intangibles                     -               245
                                                                      ---------         ---------

            Operating Expenses                                            3,639             9,279
                                                                      ---------         ---------

                 Operating loss                                       $  (1,637)        $  (8,591)
                                                                      =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

     Historically, Switchboard's results have been consolidated with our financial results, due to either our majority ownership of Switchboard or our control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among us, Switchboard and Viacom. However, in January 2001, as the Voting Rights Agreement was terminated and our ownership was then 38%, we ceased to consolidate Switchboard's results with our results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in, in part, a reduction in the number of outstanding shares of Switchboard's common stock and us then owning approximately 54% of Switchboard's outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in our Notes to Consolidated Financial Statements included in our Amendment No. 1 to Annual Report. This change in ownership percentage resulted in us retroactively consolidating Switchboard's revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three months ended March 31, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard's assets and liabilities are consolidated in our consolidated balance sheets as of March 31, 2002 and December 31, 2001. At March 31, 2002, we owned 9,802,421 shares or an approximate 53% equity interest of Switchboard's outstanding common stock.

     As part of our continuing plan to improve results, we closed our operations in the United Kingdom and Germany in the first quarter of 2002 and booked a charge as part of our restructuring and other charges.

     RESTATEMENT OF FINANCIAL STATEMENTS

     Our previously issued consolidated financial statements for the year ended December 31, 2001, and the consolidated financial statements for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001 have been restated.

     The annual and quarterly 2001 restatements of our consolidated financial statements for the fiscal year ended December 31, 2001 are described in detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Part II, and our consolidated financial statements and related notes, including Note 3, within Item 8 of
     Part II of Amendment No. 1 to Annual Report.

     The Company's consolidated financial statements for the quarter ended March 31, 2002 have been restated to reflect Switchboard's recording of an asset and liability of $13.0 million each related to its contractual obligations to AOL which became payable to AOL, under the Directory Agreement on January 2, 2002 as the result of the completion of AOL's roll-in of Switchboard's directory platform into the remaining AOL properties.

     Additionally, the March 31, 2002 consolidated financial statements have been restated to reflect Switchboard's net decrease in amortization of approximately $0.7 million. Switchboard had previously recorded amortization of $1.8 million in the three months ended March 31, 2002 associated with its AOL assets. Switchboard restated amortization expense for its AOL assets as a result of the reversal of $1.0 million of amortization expense previously recorded on AOL related assets which were determined to be impaired as of December 31, 2001. This reversal was offset by amortization resulting from the $13.0 million AOL related asset recorded on January 2, 2002. The restated amortization for the quarter ended
     March 31, 2002 of $1.1 million is reflected as a reduction of gross revenues in accordance with EITF 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9") which was adopted by Switchboard effective January 1, 2002.

     As a result of the above-described restatements, our accumulated deficit at March 31, 2002 was decreased by $0.4 million to reflect the cumulative effect of these 2002 adjustments. Our and Switchboard's capital resources were not impacted by any of these restatements. Following is a summary of selected financial data as affected by these restatements for the fiscal quarter ended March 31, 2002:

                 CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA
                           AS A RESULT OF RESTATEMENTS
                      (In thousands, except per share data)

SELECTED STATEMENT OF OPERATIONS DATA:

                                                            Three months ended March 31, 2002:
                                                     -----------------------------------------------
                                                     As Previously
                                                        Reported        Adjustments(a)      Restated
                                                     ----------------   --------------      --------
Net revenue                                             $14,316           $(1,103)          $13,213
Product development                                       1,457                48             1,505
Amortization of goodwill,
  intangibles and other assets                            1,872            (1,872)                -
      Total operating expenses                           15,703            (1,824)           13,879

Loss from operations                                     (9,304)              721            (8,583)
Minority interest in losses of Switchboard                  847              (337)              510
                                                        -------           -------           -------
Net (loss)/income                                       $(7,318)          $   384           $(6,934)
                                                        =======           =======           =======
Basic and diluted net loss per share                    $ (0.33)          $  0.02           $ (0.31)
                                                        =======           =======           =======

     (a) Adjustments include a $1,103,000 reduction of gross revenue for consideration provided to a Switchboard customer in accordance with EITF 01-9 and the reclassification of $48,000 by Switchboard in expense between amortization of goodwill, intangibles and other assets and research and development.

     The following table presents net increases and (decreases) in our previously reported balance sheet as of March 31, 2002 as a result of the aforementioned restatements and reclassifications:

     SELECTED BALANCE SHEET DATA:

                                                                   As of March 31, 2002
                                                     -----------------------------------------------
                                                     As Previously
                                                        Reported        Adjustments         Restated
                                                     ----------------   -----------         --------
Current assets                                         $ 61,515          $ 34,607          $ 96,122
Non-current assets                                       95,010           (29,424)           65,586
Total assets                                            156,525             5,182           161,707
Current liabilities                                      23,765            11,453            35,218
Minority interest                                        28,367            (3,091)           25,276
Shareholders' equity                                    103,969            (3,180)          100,789

     ADOPTION OF EITF 01-9

     Switchboard, in conjunction with its newly appointed independent auditors, Ernst & Young LLP, re-evaluated the adoption of Emerging Issues Task Force Issue 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-9"), which became effective for fiscal years beginning after December 15, 2001, and has concluded that EITF 01-9 is applicable to the accounting for its Directory Agreement. The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard reduced revenue by $1,103,000 and $1,012,000 and reduced operating expenses by an equal amount in the fiscal quarters ended March 31, 2002 and 2001, respectively. The adoption of EITF 01-9 had no effect on the Company's or Switchboard's capital resources or net income. The following table illustrates the effect of the application of EITF 01-9 on Switchboard:

     Switchboard:
     -----------

                                                                Three months ended March 31,
                                                                  2002               2001(a)
                                                               (restated)          (restated)
                                                                --------            --------
                                                                        (in thousands)
     Gross revenue                                              $ 4,023             $  2,551
          Less: Amortization of consideration given to AOL       (1,103)              (1,012)
                                                                -------             --------

     Net revenue                                                $ 2,920             $  1,539
                                                                =======             ========

     Operating expenses                                         $ 4,742             $ 10,291
          Less: Amortization of consideration given to AOL       (1,103)              (1,012)
                                                                -------             --------
     Net operating expenses                                     $ 3,639             $  9,279
                                                                =======             ========

     (a) Amortization of consideration given to AOL exceeded revenue derived from AOL by $702,000 in the three months ended March 31, 2001.

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

     Services Gross Profit

     Gross profits for services for the three-month period ended March 31, 2002 were 32%, or $3.3 million, compared with 35%, or $5.5 million, for the corresponding period in 2001. The decreases in gross profit dollars and percentages in 2002 were primarily due to lower revenues from our web solutions business and our international operations, and the utilization of less consulting resources. Cost of services revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third-party product costs.

     Services Operating Expenses

     Sales and marketing expenses for services decreased 42% to $3.0 million for the three-month period ended March 31, 2002, compared with $5.2 million for the corresponding period in 2001. The decrease in 2002 was due primarily to cost reduction initiatives in our domestic and international operations which included the sale of our Australian subsidiary, the closing of our operations in Europe and staff reductions in our web solutions business. Sales and marketing expenses as a percentage of services revenues were 29% and 33% for the three-month periods ended March 31, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

     General and administrative expenses for services decreased 21% to $3.2 million for the three-month period ended March 31, 2002, compared with $4.1 million for the corresponding period in 2001. The decrease in 2002 was primarily attributable to a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 31% and 26% for the three-month periods ended March 31, 2002 and 2001, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal groups; recruiting and training costs for delivery personnel and facilities and depreciation expenses.

     Services Amortization of Intangibles

     Amortization of goodwill expenses for services was zero for the three-month period ended March 31, 2002, and $0.7 million in the corresponding period in 2001. This decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We completed an assessment of fair value of goodwill in the second quarter of 2002 and believe the book value of goodwill has not been impaired.

     Services Restructuring Charges

     In the three-month period ended March 31, 2002, as part of our plan to implement cost-cutting measures, we recorded a net pre-tax charge of $4.0 million for services restructuring and other charges. These charges included a workforce reduction of approximately 45 positions, office closures including the closure of our offices in Germany and the United Kingdom and asset write-offs.

     In the second and third quarters of 2001, we recorded a pre-tax charge of $4.0 million related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. We expect to use $2.9 million of cash related to these activities.

     At March 31, 2002, we had utilized approximately $3.7 million in total of the combined liability of which $2.3 million was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at March 31, 2002 was approximately $4.2 million. We anticipate that we will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002. See Note 7, Restructuring Charges, in our Notes to Consolidated Financial Statements for the three-month period ended March 31, 2002.

     Switchboard Revenues

     Total net revenues from Switchboard included in the consolidated financial results of our operations increased to $2.9 million for the three-month period ended March 31, 2002, from $1.5 million for the comparable period in 2001. The increase of $1.4 million consisted primarily of an increase in net merchant network revenue offset in part by a decrease in national advertising revenue.

     Switchboard Gross Profit

     Gross profits for Switchboard increased to $2.0 million for the three months ended March 31, 2002 from $0.7 million for the corresponding period in 2001. As a percentage of net revenue, gross profit for the three months ended March 31, 2002 increased to 69% from 45% for the corresponding period in 2001. These increases in both gross profit dollars and percentages were primarily the result of higher net revenue offset in part by a slight increase in cost of revenues in 2002. The increase in cost of revenues for the three months ended March 31, 2002 was primarily the result of an increase in depreciation expense associated with additional equipment necessary to support Switchboard's web site and those of Switchboard's merchant network alliance partners. The increase in cost of revenues for such period was also due to an increase in salaries and benefits associated with personnel performing billable engineering services, offset in part by a decrease in third-party web site creation and hosting expenses associated with Switchboard's merchant services programs.

     Switchboard Operating Expenses

     Sales and marketing expenses for Switchboard decreased to $1.4 million for the three months ended March 31, 2002 compared with $6.8 million for the corresponding period in 2001. The decrease of $5.9 million was primarily related to the elimination of the non-cash advertising expense related to Switchboard's former agreement with Viacom, which accounted for $2.5 million of Switchboard's sales and marketing expense during the three months ended March 31, 2001. The decrease was also attributable to a decrease in other advertising expenses, a decrease in employee salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in merchant program expenses. These decreases were offset in part by the reversal in the three months ended March 31, 2002 of a deferred cost benefit related to a warrant agreement entered into in connection with a development, access and license agreement. As a percentage of net revenue, sales and marketing expenses were 49% for the three months ended March 31, 2002 compared with 443% for the corresponding period in 2001.

     Product development expenses for Switchboard increased to $1.5 million for the three months ended March 31, 2002 compared with $1.3 million for the corresponding period in 2001. The increase of $0.2 million was primarily due to the capitalization of deferred project costs and an increase in salaries and benefits associated with new personnel, offset in part by a decrease in outside consulting expenses. As a percentage of net revenue, product development expenses were 52% for the three months ended March 31, 2002 compared with 85% for the corresponding period in 2001.

     General and administrative expenses for Switchboard decreased to $0.7 million for the three months ended March 31, 2002 as compared to $0.9 million for the corresponding period in 2001. The decrease of $0.2 million was primarily due to decreases in salaries and benefits resulting primarily from actions taken during Switchboard's corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in insurance and consulting expenses. As a percentage of net revenue, general and administrative expenses were 24% for the three months ended March 31, 2002 compared with 59% for the corresponding period in 2001.

     Switchboard Amortization of Goodwill, Intangibles and Other Assets

     After considering the impact of adopting EITF 01-9, Switchboard expenses for the Amortization of goodwill, intangibles and other assets decreased to zero for the three months ended March 31, 2002, as compared to $0.2 million for the corresponding period in 2001. This decrease was attributable to the write-down of intangibles to zero as of December 31, 2001.

     Consolidated Other Income/(Expense) and Income Taxes

     Consolidated other income/(expense) was $1.7 million for the three-month period ended March 31, 2002 and $38.7 million for the corresponding period in 2001. The decrease in 2002 is due primarily to gains on sales of Openwave stock of approximately $33.4 million in 2001.

     The Company recorded no tax benefit on its operating losses in 2002 and 2001 due to the uncertainty of its realization. The small provision for income taxes in 2002 is for taxes related to our securities as well as state taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $115.5 million, of which $60.2 million was held by us and $55.3 million was held by Switchboard. At December 31, 2001, consolidated cash, cash equivalents, marketable securities and restricted cash were $122.1 million, of which $62.1 million was held by us and $60.0 million was held by Switchboard. Consolidated working capital decreased from $71.7 million at December 31, 2001 to $60.9 million at March 31, 2002. Cash and cash equivalents decreased $8.9 million resulting in a consolidated balance of $24.2 million at March 31, 2002. This decrease was primarily due to net cash used in operating activities of $3.6 million and cash used in financing activities of $3.6 million and cash used in investing activities of $1.6 million as follows.

     Net cash used in operating activities for the three-month period ended March 31, 2002 of $3.6 million, was primarily due to: a net loss of $6.9 million, a decrease in accounts payable and accrued expenses of $4.5 million, a decrease in deferred revenues of $3.0 million and our minority interest of Switchboard's losses of $0.5 million. These decreases were offset in part by a decrease in accounts receivable of $3.0 million, a decrease in other current assets of $2.4 million, an increase on accrued costs for restructuring charges of $1.9 million, amortization of AOL assets of $1.1 million, depreciation and amortization of $0.7 million and a decrease in income tax receivable of $0.9 million.

     Net cash used in investing activities for the three-month period ended March 31, 2002 of $3.6 million was primarily related to the purchases of investments of $3.1 million and capital expenditures of $0.6 million.

     Net cash used in financing activities for the three-month period ended March 31, 2002 of $1.6 million was primarily due to $0.4 million in stock repurchases pursuant to our stock buyback program and Switchboard's $1.3 million repurchase of Switchboard common stock from Viacom subsequent to Viacom's cashless exercise of its warrants.

     On December 18, 2000, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock on the open market. Repurchases of stock are at management's discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of March 31, 2002, we have expended $6.7 million toward stock repurchase.

     In November 2000, Switchboard acquired Envenue. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002.

     During the three months ended March 31, 2001, we sold shares of Openwave common stock resulting in a net realized gain of approximately
     $33.4 million.

     We have received a commitment letter from Silicon Valley Bank regarding a $10.0 million working capital line of credit and providing for borrowings at Silicon Valley Bank's prime rate. We are working with Silicon Valley Bank toward the finalization of terms and conditions and the execution of definitive loan documents. We have no borrowings under any credit facilities outstanding at either March 31, 2002 or December 31, 2001.

     We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund our operations through at least the next twelve months.

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

     Switchboard's results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, has incurred net losses through March 31, 2002 and may never achieve profitability. In addition, Switchboard's quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard's results of operations to fluctuate include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Marketable Securities and Interest Rates

          We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of March 31, 2002, are invested in US agencies, bonds and notes and repurchase agreements. The majority of our investments are short-term and have maturities between one and five years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

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

                                           EPRESENCE, INC.

          Date: September 25, 2002       By: /s/ Richard M. Spaulding
                                         ----------------------------

                                   Richard M. Spaulding Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial Officer and Principal Accounting Officer)

        CERTIFICATIONS

        I, William P. Ferry, certify that:

     1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of ePresence, Inc.;

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

Date: September 25, 2002
                                        /s/ William P. Ferry
                                        --------------------
                                        William P. Ferry
                                        President and Chief Executive Officer
                                        (principal executive officer)


        I, Richard M. Spaulding, certify that:

     1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of ePresence, Inc.;

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

Date: September 25, 2002
                                        /s/ Richard M. Spaulding
                                        ------------------------
                                        Richard M. Spaulding
                                        Chief Financial Officer
                                        (principal financial officer)

                                  EXHIBIT INDEX


Exhibit Number      TITLE OF DOCUMENT
--------------      -----------------

10.1* Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________

*    Previously filed.