Form 10-Q
period 2002-09-30
EPRESENCE INC
filed 2002-11-15
CIK 888711

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002         Commission File Number 000-20364

EPRESENCE, INC.
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2798394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 FLANDERS ROAD
WESTBORO, MASSACHUSETTS 01581
(Address of principal executive offices)

(508) 898-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X     No

Number of shares outstanding of each of the issuer’s classes of Common Stock as of October 31, 2002:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	22,654,227

EPRESENCE, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company’s plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Factors Affecting Future Operating Results” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
EPRESENCE, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PAR AMOUNTS)

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,554	$33,022
Marketable securities	7,915	47,817
Restricted cash	2,036	874
Accounts receivable, less allowances of $1,560 and $1,973, respectively	6,148	11,216
Other current assets	2,903	6,658

Total current assets	95,556	99,587

Marketable securities	21,566	40,362
Property and equipment, net	3,902	6,139
Goodwill	14,780	14,780
Other assets, net of accumulated amortization of $0 and $3,183	1,492	2,083

TOTAL ASSETS	$137,296	$162,951

LIABILITIES
Current liabilities:
Accounts payable	$2,037	$7,304
Accrued expenses	10,104	11,609
Other current liabilities	681	757
Deferred revenue	1,637	4,983
Current portion of long-term debt	3,099	2,357

Total current liabilities	17,558	27,010
Long-term debt, net of current portion	1,399	518
Minority interest in consolidated subsidiary	24,609	26,237

SHAREHOLDERS’ EQUITY

Convertible preferred stock, $.01 par value; authorized—1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized—100,000,000 shares; issued 26,332,027 and 26,316,039 shares, respectively	263	263
Additional paid-in capital	172,030	173,140
Unearned compensation	(790)	(1,654)
Accumulated deficit	(41,651)	(28,712)
Accumulated other comprehensive income	(143)	1,019
Treasury stock at cost; 3,677,800 and 3,393,300 shares, respectively	(35,979)	(34,870)

Total shareholders’ equity	93,730	109,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,296	$162,951

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
Revenues:
Services	$7,360	$10,712	$26,605	$39,794
Switchboard	3,374	2,160	8,362	6,504

Total revenues	10,734	12,872	34,967	46,298

Cost of Revenues:
Services	4,749	8,328	17,477	27,845
Switchboard	951	853	2,981	2,543

Total cost of revenues	5,700	9,181	20,458	30,388

Gross profit	5,034	3,691	14,509	15,910

Operating expenses:
Sales and marketing	3,680	13,846	11,980	36,086
Product development	1,378	1,797	4,200	4,797
General and administrative	4,511	4,442	12,086	14,503
Amortization of intangibles	—	853	—	2,853
Impairment of goodwill	—	12,364	—	12,364
Restructuring charges	—	750	4,000	4,750

Total operating expenses	9,569	34,052	32,266	75,353

Loss from operations	(4,535)	(30,361)	(17,757)	(59,443)

Other income/(expense):
Interest income, net	655	1,462	3,049	5,083
Minority interest in losses of Switchboard	663	6,849	1,789	14,989
Gain on sale of Openwave, net	—	—	—	33,378
Other, net	(49)	(197)	75	(1,665)

Total other income	1,269	8,114	4,913	51,785

Net loss before income taxes and cumulative effect of accounting change	(3,266)	(22,247)	(12,844)	(7,658)
Provision for income taxes	—	3,484	95	11,013

Net loss before cumulative effect of accounting change	(3,266)	(25,731)	(12,939)	(18,671)

Cumulative effect of accounting change, net of tax of $1,855	—	—	—	3,445

Net loss	$(3,266)	$(25,731)	$(12,939)	$(15,226)

Basic and diluted net loss per share	$(0.15)	$(1.13)	$(0.58)	$(0.66)

Basic and diluted weighted average number of common shares	22,224	22,774	22,315	23,144

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2002	2001 (restated)
Cash Flows from Operating Activities:
Net loss	$(12,939)	$(15,226)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gain on sale of investments	(431)	(33,378)
Cumulative effect of accounting change	—	(5,300)
Depreciation and amortization	1,944	5,935
Minority interest	(1,789)	(14,989)
Loss on disposal of assets	227	1,352
Loss on sale of subsidiary	—	828
Restructuring and other charges, non-cash portion	800	3,042
Impairment of goodwill	—	12,364
Amortization of unearned compensation	864	1,234
Non-cash advertising and promotion	—	9,377
Amortization of AOL assets	2,000	3,036
Deferred income taxes	—	(682)
Changes in operating assets and liabilities:
Accounts receivable	5,084	6,795
Income tax receivable	1,228	(2,000)
Other current assets	2,535	(1,967)
Other non-current assets	592	2,356
Accounts payable and accrued compensation and expenses	(7,647)	(3,943)
Payment on AOL Directory Agreement	(2,000)	—
Accrued costs for restructuring and other charges	890	—
Deferred revenue	(3,356)	(662)

Net cash used in operating activities	(11,998)	(31,828)

Cash Flows from Investing Activities:
Capital expenditures	(891)	(3,772)
Proceeds from sales of investment	—	39,266
Increase in restricted cash	(1,162)	(959)
Acquisition of goodwill	—	(2,144)
Proceeds from marketable securities, net	57,960	252

Net cash provided by investing activities	55,907	32,643

Cash Flows from Financing Activities:
Proceeds from sale— leaseback arrangement	—	1,101
Proceeds from issuance of note payable	2,747	—
Payments on capital leases and notes payable	(1,124)	(113)
Purchase of treasury stock	(2,364)	(5,258)
Proceeds from stock plan purchases, stock options and warrants	360	258

Net cash used in financing activities	(381)	(4,012)

Effect of exchange rate changes on cash and cash equivalents	4	(211)

Net increase/(decrease) in cash and cash equivalents	43,532	(3,408)
Cash and cash equivalents at beginning of the period	33,022	39,725

Cash and cash equivalents at end of the period	$76,554	$36,317

Supplemental Disclosures of Cash Flow Information:
Non-cash investing activity:
Issuance of stock related to acquisition	$—	$577
Non-cash financing activity:
Note receivable from officer for issuance of common stock of subsidiary	$1,449	$—

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

ePresence, Inc. (the “Company”) has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies and market and distribute distinct products and services. The Company’s services segment delivers professional services including enterprise directory and security services, information technology platform services, electronic provisioning services, next generation portal services and operations management services. Switchboard Incorporated (“Switchboard”), a majority owned subsidiary of the Company, is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions.

From inception through fiscal 2000, Switchboard’s results were consolidated with the Company’s financial results, due to either the Company’s majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. (“Viacom”). In January 2001, as the Voting Rights Agreement was terminated and the Company’s ownership was then 38%, the Company ceased to consolidate Switchboard’s results with its results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting, in part, in a reduction in the number of outstanding shares of Switchboard’s common stock and the Company then owning approximately 54% of Switchboard’s outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in the Company’s Notes to Consolidated Financial Statements included in the Company’s 2001 Form 10-K/A. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard’s revenues, expenses and other income and expense in the Company’s consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard’s assets and liabilities are consolidated in the Company’s consolidated balance sheet as of September 30, 2002 and December 31, 2001. At September 30, 2002, the Company owned 9,802,421 shares, or approximately 52%, of Switchboard’s outstanding common stock.

The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States. In the opinion of management, these financial statements contain all normal adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows at the dates and for the periods indicated. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or any future period.

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS AND ADOPTION OF EITF 01-9

The restatement of the Company’s consolidated financial statements for the fiscal year ended December 31, 2001 is described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II, and the Company’s consolidated financial statements and related notes, including, without limitation, Note 3, within Item 8 of Part II, of the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002. In addition, the Company restated its consolidated unaudited financial statements for the fiscal quarter ended March 31, 2002. These restatements are described in Item 2, “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” of Part I and the Company’s consolidated financial statements and related notes, including Note 2, within Item 1 of Part I of the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commissions on September 25, 2002.

Effective January 2002, Switchboard adopted Emerging Issues Task Force Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”), which became effective for fiscal years beginning after December 15, 2001. Switchboard has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with America Online, Inc. (“AOL”) (the “Directory Agreement”). The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has decreased its merchant network revenue under the Directory Agreement by $433,000 and $1,012,000 for the three months ended September 30, 2002 and 2001 and $2,482,000 and $3,036,000 for the nine months ended September 30, 2002 and 2001, respectively, and reduced its operating expenses by a corresponding amount in the three and nine months ended September 30, 2002 and 2001, respectively. Offsetting amortization of consideration given to AOL in the three and nine months ended September 30, 2002 is an adjustment to year-to-date amortization of $482,000 as a result of the execution in August 2002 of the third amendment to the Directory Agreement (See Note 12). The adoption of EITF 01-9 had no effect on net income or the Company’s capital resources. The following table illustrates the effect of the application of EITF 01-9:

Switchboard:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001(a) (restated)	2002	2001(a) (restated)
Gross revenue	$3,325	$3,172	$10,362	$9,540
Plus/(less): Amortization of consideration given to AOL(a)	49	(1,012)	(2,000)	(3,036)

Net revenue	$3,374	$2,160	$8,362	$6,504

Operating expenses	$4,062	$14,169	$12,935	$33,794
Plus/(less): Amortization of consideration given to AOL	49	(1,012)	(2,000)	(3,036)

Net operating expenses	$4,111	$13,157	$10,935	$30,758

(a) Amortization of consideration given to AOL exceeded Switchboard revenue derived from AOL by $279,000 and $765,000 in the three and nine months ended September 30, 2001.

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS

In September 2001, due to the decline in business conditions, the Company initiated a cost savings program and realigned resources to focus on profit contribution and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets would not be fully recovered through estimated undiscounted future operating cash flows, the Company recorded a charge of $12,364,000 during the quarter ended September 30, 2001. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

In June 2001, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires the Company to discontinue amortization of goodwill as of December 31, 2001. The Company adopted SFAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14,780,000 as of the beginning of fiscal 2002. The Company completed an assessment of fair value of goodwill in the second quarter of 2002 and updated the assessment as of September 30, 2002. The Company believes the book value of goodwill at September 30, 2002 has not been impaired.

The following table presents net loss and net loss per share for the three and nine months ended September 30, 2001 (restated) on a pro forma basis as if SFAS 142 had been adopted on January 1, 2001:

(in thousands)
	Three months ended September 30, 2001 (restated)	Nine months ended September 30, 2001 (restated)
Net loss — as reported	$(25,731)	$(15,226)
Amortization of goodwill	914	3,989

Net loss — as adjusted	(24,817)	(11,237)

Basic and diluted earnings per share—as reported	$(1.13)	$(0.66)
Basic and diluted earnings per share—as adjusted	$(1.09)	$(0.49)

NOTE 4.    SERVICES RESTRUCTURING CHARGES

During the three months ended March 31, 2002, as part of the Company’s plan to implement cost-cutting measures in its services business, the Company recorded a pre-tax charge of $4,000,000 related to a workforce reduction of approximately 45 positions, office closures including the closure of the Company’s offices in Germany and the United Kingdom and asset write-offs. The Company expects to use $3,210,000 of cash related to these activities.

The following is a table summarizing the 2002 restructuring charges of the Company’s services segment for the nine months ended September 30, 2002:

(in thousands)
	Total Restructure Charges	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 09/30/02
Staff reductions	$1,026	$948	$—	$78
Office closures and other costs	2,312	435	—	1,877
Asset write-offs	662	—	688	(26)

	$4,000	$1,383	$688	$1,929

In 2001, the Company had recorded pre-tax charges totaling $3,953,000 related to workforce reductions of approximately 100 positions, office closures and asset write-offs. The Company expects to use $2,959,000 of cash related to these activities.

At September 30, 2002, the Company had utilized approximately $5,298,000 in total of the combined 2002 and 2001 restructuring liability of which $2,934,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined 2002 and 2001 restructuring liability at September 30, 2002 was approximately $2,655,000, of which $2,167,000 is expected to be cash related expenditures.

The following is a table summarizing the Company’s services segment combined 2002 and 2001 restructuring charges, collectively, for the nine months ended September 30, 2002:

(in thousands)
	2001 Accrual/ Reserve Balance 12/31/01	2002 Total Restructuring Charges	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 09/30/02
Staff reductions	$533	$1,026	$1,539	$—	$20
Office closures and other costs	885	2,312	493	—	2,704
Asset write-offs	130	662	—	861	(69)

	$1,548	$4,000	$2,032	$861	$2,655

NOTE 5.    SWITCHBOARD SPECIAL CHARGES

In December 2001, Switchboard recorded net pre-tax special charges of approximately $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to 21 employee separations.

Of the total $1,700,000 charge related to facility closures and severance costs, Switchboard currently estimates that $1,400,000 is cash related. As of September 30, 2002, $1,100,000 of the cash related charges was expended by Switchboard. Switchboard has a remaining liability of $306,000 on its balance sheet as of September 30, 2002. This remaining liability relates primarily to a default contingency related to a sublease of a leased facility.

NOTE 6.    COMPREHENSIVE INCOME

Other comprehensive income includes unrealized gains or losses on the Company’s available-for-sale investments and foreign currency translation adjustments.

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
Net loss	$(3,266)	$(25,731)	$(12,939)	$(15,226)
Unrealized (loss)/gain on marketable securities	(45)	687	(1,162)	(23,145)
Translation adjustment	—	73	—	(125)

Comprehensive loss	$(3,311)	$(24,971)	$(14,101)	$(38,496)

NOTE 7.    FOREIGN CURRENCY TRANSLATION

Prior to January 1, 2002, the Company’s subsidiaries generally used the local currency as the functional currency, assets and liabilities were translated into U.S. dollars at the period ended exchange rate and income and expense amounts were translated using the average rate prevailing for the period. Adjustments resulting from translation were included in accumulated other comprehensive income.

As of January 1, 2002, the Company’s subsidiaries began using the U.S. dollar as the functional currency. As a result, the adjustments resulting from translation were included in net income for the nine months ended September 30, 2002.

NOTE 8.    SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. On November 17, 2000, Software.com and Phone.com merged and began doing business as Openwave Systems, Inc. (“Openwave”).

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

In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,000,000 and a realized gain of approximately $33,378,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of the hedge contracts. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges. As of December 31, 2001 and September 30, 2002, the Company held no shares of Openwave.

NOTE 9.    SALE OF SUBSIDIARY

On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 10.    BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilution of weighted average potential common shares outstanding during the period. Potential equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding shares of common stock using the treasury stock method, and the conversion of preferred stock, if applicable, using the if-converted method, when diluted. Due to the Company’s reported net losses for all periods presented, basic and diluted earnings per share are the same, as set forth in the Consolidated Statements of Operations.

The following table shows the number of shares of common stock underlying options and warrants that were excluded from the calculation of diluted net loss per share, as the effect of their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Shares of common stock underlying anti-dilutive options and warrants	4,506,514	3,977,126	3,598,022	2,841,376

NOTE 11.    SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
Services
Revenues	$7,360	$10,712	$26,605	$39,794
Cost of Revenues	4,749	8,328	17,477	27,845

Gross Profit	2,611	2,384	9,128	11,949

Operating Expenses:
Sales and marketing	2,553	3,813	8,281	13,848
General and administrative	2,905	3,288	9,050	11,410
Amortization of goodwill	—	680	—	2,223
Impairment of goodwill	—	12,364	—	12,364
Restructuring and other charges	—	750	4,000	4,750

Operating Expenses	5,458	20,895	21,331	44,595

Operating loss	$(2,847)	$(18,511)	$(12,203)	$(32,646)

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001 (restated)	2002	2001 (restated)
Switchboard:
Revenues	$3,374	$2,160	$8,362	$6,504
Cost of Revenues	951	853	2,981	2,543

Gross Profit	2,423	1,307	5,381	3,961
Operating Expenses:
Sales and marketing	1,127	10,033	3,699	22,238
Research and development	1,378	1,797	4,200	4,797
General and administrative	1,606	1,154	3,036	3,093
Amortization of goodwill and intangibles	—	173	—	630

Operating Expenses	4,111	13,157	10,935	30,758

Operating loss	$(1,688)	$(11,850)	$(5,554)	$(26,797)

12.    AMERICA ONLINE, INC.

In December 2000, Switchboard entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties. In November 2001, April 2002 and August 2002, certain terms of the agreement were amended. Under the August 2002 amended Directory Agreement, Switchboard shares with AOL specified directory advertisement revenue. In general, Switchboard receives a majority of the first $12,000,000 of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. Switchboard paid AOL and recorded an asset of $13,000,000 at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties (“AOL Roll-In”) in January 2002, Switchboard recorded a second asset and a liability related to future payments of $13,000,000. In April 2002, Switchboard established an additional asset and liability of $1,000,000 and paid $2,000,000 upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, Switchboard was scheduled to make six additional quarterly payments of $2,000,000 each, replacing the $13,000,000 originally owed upon the AOL Roll-In. The August 2002 amendment, in part, eliminated the $12,000,000 in remaining additional payments established under the April 2002 amendment. AOL committed to pay to Switchboard at least $2,000,000 in consulting or service fees under a payment schedule which ended in September 2002, of which AOL has paid all $2,000,000 and Switchboard has delivered all $2,000,000 in services to AOL as of September 30, 2002. In addition Switchboard is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. Any engineering services provided by Switchboard in excess of 300 hours per month are charged to AOL on a time and materials basis. The August 2002 amended Directory Agreement has an initial term of four years, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (a) Switchboard being acquired by one of certain third parties, or (b) AOL acquiring one of certain third parties and AOL paying Switchboard a termination fee of $25,000,000.

In connection with entering into the Directory Agreement, in December 2000 Switchboard issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002, and agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial term, it agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a purchase price of $4.32 per share.

The value of the $13,000,000 paid and stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001. In 2002, Switchboard recorded amortization based upon the remaining net book value of its AOL assets subject to each amendment to the agreement on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12,000,000 owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in the three months ended September 30, 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to a AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9.

        Switchboard revenue recognized from AOL, net of amortization of consideration given to AOL, was 52.6% and 37.2% of net Switchboard revenue for the three and nine months ended September 30, 2002, respectively. Switchboard revenue from AOL, net of amortization of consideration given to AOL, was (12.9)% and (11.8)% of net Switchboard revenue for the three and nine months ended September 30, 2001, respectively. Net amounts due from AOL included in accounts receivable at September 30, 2002 and December 31, 2001 were $1.0 million and $774,000, respectively. Unbilled receivables related to AOL at September 30, 2002 and December 31, 2001 were none and $618,000, respectively.

NOTE 13.    REPURCHASE OF SWITCHBOARD SHARES FROM VIACOM

On February 27, 2002, Viacom exercised its warrant to purchase 533,468 shares of Switchboard’s common stock at $1.00 per share pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of Switchboard common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of Switchboard common stock from Viacom at a price of $3.25 per share, for a total cost of $1,255,000. Switchboard has recorded the value of these shares as treasury stock at cost.

NOTE 14.    NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1,500,000 arising from the issuance of 450,000 shares of Switchboard common stock as restricted stock. As of September 30, 2002, 300,000 of such shares were unvested and restricted from transfer. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the restricted shares by the issuer of the note, or January 4, 2008. At September 30, 2002, Switchboard recorded $1,484,000 as a note receivable within Switchboard’s stockholders’ equity. During the three and nine month periods ended September 30, 2002, Switchboard recorded $18,000 and $53,000, respectively, in interest income resulting from this note receivable.

NOTE 15.    DEBT

In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation (“FCC”) under which Switchboard was able to lease up to $3,000,000 of equipment. Under the agreement, Switchboard was to have leased computer equipment over a three-year period ending on June 28, 2004, and through May 2002 had utilized $1,100,000 of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard was required to maintain on deposit with Fleet National Bank (“FNB”) a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. Switchboard had accounted for the transaction as a capital lease.

In May 2002, Switchboard paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. The $794,000 was comprised of $764,000 in outstanding principal under the lease and $30,000 in expenses associated with the early termination. In exchange for the amount paid, Switchboard assumed all right and title to the assets leased under the facility. Additionally, Switchboard’s requirement to maintain a compensating balance with FNB was eliminated.

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”), under which Switchboard has the ability to borrow up to $4,000,000 for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are required to be repaid monthly over a 30 month period. As of September 30, 2002, Switchboard had utilized $2,700,000 of this facility. Switchboard may utilize the facility to fund additional equipment purchases of up to $1,300,000 through March 31, 2003. The SVB Agreement also provides for a $1,000,000 revolving line of credit at an interest rate equal to prime. At September 30, 2002, Switchboard had no outstanding borrowings under the revolving line of credit. Switchboard has recorded a note payable to SVB on its balance sheet totaling $2,500,000 for equipment financed as of September 30, 2002, of which $1,100,000 is classified as a current liability.

As a condition of the SVB Agreement, Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the SVB Agreement require Switchboard to maintain in deposit or in investment accounts with SVB at least $20,000,000 in unrestricted cash. Borrowings under the SVB Agreement are collateralized by all of Switchboard’s tangible and intangible assets, excluding intellectual property.

In November 2000, Switchboard acquired Envenue, Inc. (“Envenue”). The total purchase price included consideration of $2,000,000 in cash to be paid on or before May 24, 2002, which Switchboard has classified as a payable related to the acquisition within current liabilities. Switchboard has not paid this amount, as Switchboard is in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed into escrow $2,000,000, which will be held in escrow until the contractual dispute has been resolved. Switchboard has recorded this amount as restricted cash. Subsequently, in October 2002, Switchboard paid $400,000, plus interest, representing the undisputed portion of the purchase price to the former stockholders of Envenue. The remaining $1,600,000 remains in dispute. Additionally, an earnout payment of up to $2,000,000 was contingent upon meeting certain performance criteria which were not achieved and no liability has been recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

From inception through fiscal 2000, Switchboard’s results were consolidated with our financial results, due to either our majority ownership of Switchboard or our control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among us, Switchboard and Viacom. In January 2001, as the Voting Rights Agreement was terminated and our ownership was then 38%, we ceased to consolidate Switchboard’s results with our results for the first three quarters of 2001. In October 2001, Switchboard obtained approval from its stockholders and closed a restructuring transaction with Viacom resulting in part, in a reduction in the number of outstanding shares of Switchboard’s common stock and us then owning approximately 54% of Switchboard’s outstanding common stock. For further discussion regarding the Viacom transaction see Note 25, Viacom Alliance, in our Notes to Consolidated Financial Statements included in our 2001 Form 10-K/A. This change in ownership percentage resulted in us retroactively consolidating Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard’s assets and liabilities are consolidated in our consolidated balance sheet as of September 30, 2002 and December 31, 2001. At September 30, 2002, we owned 9,802,421 shares, or approximately 52%, of Switchboard’s outstanding common stock.

As part of our continuing plan to improve operating results, we closed our operations in the United Kingdom and Germany in the first quarter of 2002 and booked a charge as part of our restructuring and other charges.

RESTATEMENT OF FINANCIAL STATEMENTS

The restatements of our financial statements for the fiscal year ended December 31, 2001 are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II, and our consolidated financial statements and related notes, including, without limitation, Note 3, within Item 8 of Part II of Amendment No. 1 to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on September 20, 2002. In addition, we restated our consolidated unaudited financial statements for the fiscal quarter ended March 31, 2002. These restatements are described in Item 2, “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” of Part I and our consolidated financial statements and related notes, including Note 2, within Item 1 of Part I of Amendment No. 1 to our Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commissions on September 25, 2002.

ADOPTION OF EITF 01-9

Effective January 2002, Switchboard, in conjunction with their newly appointed independent auditors, Ernst & Young LLP, adopted Emerging Issues Task Force Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”), which became effective for fiscal years beginning after December 15, 2001. Switchboard has concluded that EITF 01-9 is applicable to the accounting for Switchboard’s Directory Agreement with AOL. The 2001 quarterly results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has decreased its merchant network revenue under the Directory Agreement by $433,000 and $1,012,000 for the three months ended September 30, 2002 and 2001 and $2,482,000 and $3,036,000 for the nine months ended September 30, 2002 and 2001, respectively, and reduced its operating expenses by a corresponding amount in the three and nine months ended September 30, 2002 and 2001, respectively. Offsetting amortization of consideration given to AOL in the three and nine months ended September 30, 2002 is an adjustment to year-to-date amortization of $482,000 as a result of the execution in August 2002 of the third amendment to the Directory Agreement (See Note 12). The adoption of EITF 01-9 had no effect on net income or the Company’s capital resources. The following table illustrates the effect of the application of EITF 01-9:

Switchboard:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001(a) (restated)	2002	2001(a) (restated)
Gross revenue	$3,325	$3,172	$10,362	$9,540
Plus/(less): Amortization of consideration given to AOL(a)	49	(1,012)	(2,000)	(3,036)

Net revenue	$3,374	$2,160	$8,362	$6,504

Operating expenses	$4,062	$14,169	$12,935	$33,794
Plus/(less): Amortization of consideration given to AOL	49	(1,012)	(2,000)	(3,036)

Net operating expenses	$4,111	$13,157	$10,935	$30,758

(a) Amortization of consideration given to AOL exceeded Switchboard revenue derived from AOL by $279,000 and $765,000 in the three and nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Services Revenues

Services revenues were $7.4 million and $26.6 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared with $10.7 million and $39.8 million for the corresponding periods in 2001. The decrease for the three-month period was primarily due to lower demand for third party solutions and traditional support services combined with lower international revenues. The decrease for the nine-month period was principally due to lower revenues from our web solutions business and the closure of our international operations through the sale of our Australian subsidiary in March 2001, the closure of our operations in The Netherlands in May 2001 and the closure of our operations in the United Kingdom and Germany in January 2002. As a result of the closure of our international operations, international revenues for the three months and nine months ended September 30, 2002 decreased 100% and 97%, respectively, from $0.8 million and $4.4 million, respectively for the corresponding periods in 2001.

Services Gross Profit

Services gross profits were $2.6 million and $9.1 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared with $2.4 million and $11.9 million for the corresponding periods in 2001. The increase in gross profit dollars for the three-month period in 2002 was due primarily to cost reduction initiatives related to our consulting delivery personnel which resulted in increased utilization of delivery resources. The decrease in gross profit dollars for the nine-month period in 2002 was primarily due to decreases in revenues from consulting services as a result of lower revenues from our web solutions business and the closure of our international operations. Services gross profit as a percentage of revenues was 35% and 34% for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 22% and 30% for the corresponding periods in 2001. The increases in services gross profits as a percentage of revenues were primarily due to a decrease in direct consulting costs as well as a decrease in third-party costs of delivery. Cost of services revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

Sales and marketing expenses were $2.6 million and $8.3 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared with $3.8 million and $13.8 million for the corresponding periods in 2001. The decrease in 2002 was due primarily to cost reduction initiatives in our domestic and international operations which included the sale of our Australian subsidiary, the closing of our operations in Europe and staff reductions in our web solutions business. Sales and marketing expenses as a percentage of services revenues were 35% and 31% for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 35% and 36% for the corresponding periods in 2001. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

General and administrative expenses were $2.9 million and $9.1 million for the three-month and nine-month periods ended September 30, 2002, respectively, compared with $3.3 million and $11.4 million for the corresponding periods in 2001. The decrease in 2002 was primarily attributable to a reduction in facility costs, lower depreciation expense, staff reductions and related costs and lower bad debt expense. The decrease was offset partially by expenses for professional services incurred as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the re-audit and restatement of the financial statements included therein. General and administrative expenses as a percentage of services revenues were 39% and 34% for the three-month and nine-month periods ended September 30, 2002, respectively, compared with 31% and 29% for the corresponding periods in

2001. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal; recruiting and training costs for delivery personnel; and facilities and depreciation expenses.

Services Amortization of Intangibles

There was no amortization of goodwill expenses for services for the three months and nine months ended September 30, 2002, compared with $0.7 million and $2.2 million for the corresponding periods in 2001. This decrease is due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We completed an assessment of fair value of goodwill in the second quarter of 2002 and updated the assessment as of September 30, 2002. We believe the book value of goodwill at September 30, 2002 has not been impaired.

Services Restructuring and Other Charges

In the three months ended March 31, 2002, as part of our plan to implement cost-cutting measures in our services business, we recorded a net pre-tax charge of $4.0 million for services restructuring and other charges. These charges included a workforce reduction of approximately 45 positions, office closures including the closure of our offices in Germany and the United Kingdom and asset write-offs. We expect to use $3.2 million of cash related to these activities, of which $1.8 million was used at September 30, 2002.

In September 2001, due to the decline in business conditions, the Company initiated a cost savings program and realigned resources to focus on profit contribution and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $12,364,000 was recorded during the quarter ended September 30, 2001. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

In the second quarter of 2001, we recorded a pre-tax charge of $4.0 million related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. We expect to use $2.9 million of cash related to these activities.

At September 30, 2002, we had utilized approximately $5.3 million in total of the combined 2002 and 2001 restructuring liability of which $2.9 million was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining combined liability at September 30, 2002 was approximately $2.7 million, of which $2.2 million is expected to be cash related expenditures. We anticipate that we will utilize a substantial portion of the remaining combined liability by the end of fiscal year 2002. See Note 4, Services Restructuring Charges, in our Notes to Consolidated Financial Statements for a summary regarding the nine months ended September 30, 2002.

Switchboard Net Revenues

Switchboard net revenue increased to $3.4 million for the three-month period ended September 30, 2002, from $2.2 million for the comparable period in 2001. Switchboard net revenue increased to $8.4 million for the nine-month period ended September 30, 2002, from $6.5 million for the comparable period in 2001. The increase for both the three- and nine-month periods ended September 30, 2002 were due to an increase in net merchant network revenue, offset in part by a decrease in national advertising revenue.

Switchboard Gross Profit

Switchboard gross profit increased to $2.4 million for the three months ended September 30, 2002 from $1.3 million for the corresponding period in 2001. Switchboard gross profit increased to $5.4 million for the nine months ended September 30, 2002 from $4.0 million for the corresponding period in 2001. As a percentage of Switchboard net revenue, gross profit for the three and nine months ended September 30, 2002 increased to 72% and 64% from 61% and 61% for the corresponding periods in 2001, respectively. The increases in both gross profit dollars and percentage in the three and nine months ended September 30, 2002 were primarily the result of a relatively fixed cost base being spread over higher net revenue.

Switchboard Operating Expenses

Switchboard sales and marketing expense decreased to $1.1 million for the three months ended September 30, 2002 compared with $10.0 million for the corresponding period in 2001. Switchboard sales and marketing expense decreased to $3.7 million for the nine months ended September 30, 2002 compared with $22.2 million for the corresponding period in 2001. The decrease for the three and nine months ended September 30, 2002 was primarily related to the elimination of the non-cash advertising expense related to Switchboard’s former agreement with Viacom, which accounted for $5.6 million and $9.4 million of Switchboard’s sales and marketing expense during the three and nine months ended September 30, 2001, respectively. The decrease for the three and nine months ended September 30, 2002 was also attributable to decreases in other Switchboard corporate marketing program expenses, employee salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001, merchant program expenses and provision for doubtful accounts. As a percentage of Switchboard net revenue, sales and marketing expenses were 33% and 44% for the three and nine months ended September 30, 2002, respectively, compared with 465% and 342% for the corresponding periods in 2001.

Switchboard research and development expense decreased to $1.4 million for the three months ended September 30, 2002 compared with $1.8 million for the corresponding period in 2001. Switchboard research and development expense decreased to $4.2 million for the nine months ended September 30, 2002 compared with $4.8 million for the corresponding period in 2001. The decreases for the three and nine months ended September 30, 2002 were due primarily to decreases in outside consulting expenses and costs associated with leased facilities, and an increase in billable engineering efforts for which employee salaries and benefits that would otherwise be performing research and development activities, were reclassified as a component of cost of revenue. The decrease in the nine months ended September 30, 2002 was also primarily due to decreases in recruiting activities. As a percentage of net revenue, research and development expenses were 41% and 50% for the three and nine months ended September 30, 2002, respectively, compared with 83% and 74% for the corresponding periods in 2001.

Switchboard general and administrative expense increased to $1.6 million for the three months ended September 30, 2002 as compared to $1.2 million for the corresponding period in 2001. Switchboard general and administrative expense decreased to $3.0 million for the nine months ended September 30, 2002 as compared to $3.1 million for the corresponding period in 2001. The increase for the three months ended September 30, 2002 was primarily due to expenses for professional services incurred as a result of amendments to Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001 and their Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the re-audit and restatement of the financial statements included therein, offset in part by a decrease in salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities. The decrease for the nine months ended September 30, 2002 was primarily due to a decrease in salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by professional services incurred as a result of the aforementioned restatements and an increase in insurance expense. As a percentage of net revenue, general and administrative expenses were 48% and 36% for the three and nine months ended September 30, 2002 compared with 53% and 48% for the corresponding periods in 2001.

Switchboard Amortization of Goodwill, Intangibles and Other Assets

Amortization of goodwill, intangibles and other assets was zero in the three and nine months ended September 30, 2002, as compared to $0.2 million and $0.6 million for comparable periods in 2001. The decrease was due primarily to the absence in 2002 of amortization of goodwill resulting from Switchboard’s acquisition of Envenue and amortization expense associated with a software license, which were written off in December 2001.

Consolidated Other Income/(Expense) and Income Taxes

Consolidated other income/(expense) was $1.3 million and $4.9 million for the three months and nine months ended September 30, 2002, respectively, compared with $8.1 million and $51.8 million for the corresponding periods in 2001. The decrease for the nine months ended September 30, 2002 was due primarily to gains on sales of Openwave stock of approximately $33.4 million in 2001 and was also due to a decrease in minority interest in losses of Switchboard and a decrease in interest income earned as a result of reduced funds available for investment. The decrease for the three months ended September 30, 2002 was due primarily to a decrease in minority interest in losses of Switchboard and was also due to a decrease in interest income earned as a result of reduced funds available for investment.

We recorded no tax benefit on our operating losses in 2002 and 2001 due to the uncertainty of its realization. The provision for income taxes in 2002 is for taxes related to our securities as well as state taxes. The provision for income taxes in 2001 is primarily due to income taxes related to our gain on the sale of Openwave common stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $108.1 million, of which $53.9 million was held by the services business and $54.2 million was held by Switchboard. At December 31, 2001, consolidated cash, cash equivalents, marketable securities and restricted cash were $122.1 million, of which $62.1 million was held by us and $60.0 million was held by Switchboard. Consolidated working capital increased from $72.6 million at December 31, 2001 to $78.0 million at September 30, 2002. Cash and cash equivalents increased $43.5 million resulting in a consolidated balance, excluding restricted cash of $2.0 million, of $76.6 million at September 30, 2002. This increase was primarily due to cash provided by investing activities of $55.9 million offset by net cash used in operating activities of $12.0 million and cash used in financing activities of $0.4 million.

Net cash used in operating activities for the nine months ended September 30, 2002 of $12.0 million, was primarily due to a net loss of $12.9 million, a decrease in accounts payable and accrued expenses of $7.6 million, a decrease in deferred revenues of $3.4 million, Switchboard’s payment on AOL Directory Agreement of $2.0 million and our minority interest of Switchboard’s losses of $1.8 million. These decreases were offset in part by a decrease in accounts receivable of $5.1 million, a decrease in other current assets of $2.5 million, Switchboard’s amortization of AOL assets of $2.0 million, depreciation and amortization of $1.9 million and a decrease in income tax receivable of $1.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2002 of $55.9 million was primarily related to the proceeds from investments of $58.0 million, including our sale of Openwave common stock. This increase was offset in part by an increase in restricted cash of $1.2 million and by capital expenditures of $0.9 million.

Net cash used in financing activities for the nine months ended September 30, 2002 of $0.4 million was primarily due to $2.4 million in stock repurchases, of which $1.1 million was pursuant to our stock buyback program with the remainder related to Switchboard’s repurchase of its common stock. The cash used in financing activity was further due to the Switchboard’s payments on capital leases and notes payable of $1.1 million. These uses were offset in part by Switchboard’s issuance of a note payable for $2.7 million related to the financing of equipment purchases.

On December 18, 2000, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of September 30, 2002, we have expended $7.4 million toward stock repurchases.

Our services business has received a commitment letter from Silicon Valley Bank (“SVB”) regarding a $10.0 million working capital line of credit and providing for borrowings at SVB’s prime rate. Our services business is working with SVB toward the finalization of terms and conditions and the execution of definitive loan documents. Our services business had no borrowings outstanding under any credit facility at either September 30, 2002 or December 31, 2001.

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Agreement”) with SVB, under which Switchboard has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are required to be repaid monthly over a 30-month period. As of September 30, 2002, Switchboard had utilized $2.7 million of this facility. Switchboard may utilize the facility to fund additional equipment purchases of up to $1.3 million through March 31, 2003. The SVB Agreement also provides for a $1.0 million revolving line of credit at an interest rate equal to prime. At September 30, 2002, Switchboard had no outstanding borrowings under the revolving line of credit. Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Additionally, covenants in the SVB Agreement require Switchboard to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. Borrowings under the SVB Agreement are collateralized by all of Switchboard’s tangible and intangible assets, excluding intellectual property. As part of the transition to SVB, Switchboard liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, Switchboard recorded $0.4 million in realized gains during the nine months ended September 30, 2002. These amounts have been transferred to SVB. Of this $35.7 million liquidated, $31.5 million is currently held in an interest bearing money market fund.

In November 2000, Switchboard acquired Envenue, Inc. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. Switchboard has not paid this amount, as Switchboard is in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed into escrow $2.0 million, which will be held in escrow until the contractual dispute has been resolved. Switchboard has recorded this amount as restricted cash. In October 2002, Switchboard paid $400,000, plus interest representing the undisputed portion of the purchase price to the former stockholders of Envenue. The remaining $1.6 million remains in dispute. Additionally, an earnout payment of up to $2.0 million was contingent upon meeting certain performance criteria which were not achieved and no liability has been recorded.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund the Company’s operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

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

Our future success will depend in part upon our ability to continue to grow our services business, enter into new strategic alliances, acquire additional services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. In addition, the market for our consulting services and the technologies used in our solutions have been changing rapidly and we expect this level of change to continue. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. We may not be successful in our strategic focus on services, including e-services.

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

We are a party to a number of partnerships and alliances with software vendors under which we provide services around such vendors’ products. Any failure of these alliances to generate the anticipated level of sales, the loss of one or more of these alliances, or the failure to enter into additional strategic alliances, could have a material adverse effect on us.

We are dependent upon the continued services of our key management and technical personnel. In addition, as a services company, our business is particularly dependent on our employees. Competition for qualified personnel is strong, and we may be unable to attract and retain qualified management and other employees.

In 2001, we determined that the goodwill recorded in connection with two prior acquisitions was impaired and recorded a charge. We could experience similar impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

In 2001, we terminated operations in Australia and The Netherlands, and in the first quarter of 2002, we elected to close our operations in the United Kingdom and Germany. The termination of our international operations could fail to have the intended positive effect on our operating results.

We were not profitable during 2001 or in the first three quarters of 2002, and we may not return to profitability in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

Our future success depends on the increased acceptance and use of advanced technologies as a means for conducting commerce and operations. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Businesses may delay adoption of advanced technologies for a number of reasons, including:

•	spending constraints;

•	inability to implement and sustain profitable business models using advanced technologies;

•	inadequate network infrastructure or bandwidth;

•	delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

•	delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

•	failure of companies to meet their customers’ expectations in delivering goods and services using advanced technologies.

Our services rely upon third-party technologies. Our business could be harmed if providers of third-party software and technology utilized in connection with our services ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, if we or our customers cannot maintain licenses to key third-party software, provision of our services could be delayed until equivalent software could be licensed and integrated into our services, or we might be forced to limit our service offerings. Either alternative could materially adversely affect our business, operating results and financial condition.

Some of our contracts can be canceled by the customer with limited advance notice and without significant penalty. Termination by any customer of a contract for our services could result in a loss of expected revenues and additional expenses for staff, which were allocated to that customer’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

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

Any failure by us to effectively identify and acquire additional companies, integrate and assimilate acquired companies and any failure of such companies to perform as expected could have a material adverse effect on us.

Because our proposed credit facility with Silicon Valley Bank is subject to final documentation, there can be no assurance such facility will be made available to us.

We own 9,802,421 shares of Switchboard’s common stock, which is traded on the Nasdaq National Market. The trading price of Switchboard’s common stock is likely to be volatile and may be influenced by many factors, including, without limitation, variations in financial results, changes in earnings estimates by industry research analysts, the failure or success of branding and strategic initiatives and investors’ perceptions. Volatility in the trading price of Switchboard’s common stock could have a material adverse effect on our financial condition. In addition, due to our level of ownership of Switchboard, the trading price of our common stock is likely to be influenced by the trading price of Switchboard’s common stock. If Switchboard’s trading price declines, the trading price of our common stock will likely decline as well.

Switchboard’s results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, has incurred net losses through September 30, 2002 and may never achieve profitability. In addition, Switchboard’s quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard’s results of operations to fluctuate include:

•	the success of Switchboard’s relationship with AOL;

•
the addition or loss of relationships with third parties that are Switchboard’s source of new merchants for its local merchant network or that license Switchboard’s services for use on their own web sites;

•	Switchboard’s ability to attract and retain consumers, local merchants and national advertisers to its web site;

•	the amount and timing of expenditures for expansion of Switchboard’s operations, including the hiring of new employees, capital expenditures and related costs;

•	technical difficulties or failures affecting Switchboard’s systems or the Internet in general;

•	the cost of acquiring, and the availability of, content, including directory information and maps;

•	Switchboard’s expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue; and

•	Switchboard’s ability to attract and retain highly skilled managerial and technical personnel.

In addition, Switchboard has only a limited operating history and until March 2000 had no operating history as a stand-alone company and no experience in addressing various business challenges without the support of a corporate parent. It may not be successful as a stand-alone company.

William P. Ferry, our Chairman of the Board, President and Chief Executive Officer, is Switchboard’s Chairman of the Board, and Richard M. Spaulding, our Senior Vice President and Chief Financial Officer, and Robert M. Wadsworth, one of our directors, are directors of Switchboard. Serving as a director of Switchboard and as either a director or an officer of ePresence could create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for us than for Switchboard. Such conflicts, or potential conflicts, of interest could hinder or delay our management’s ability to make timely decisions regarding significant matters relating to our business.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of September 30, 2002, are invested in U.S. agencies, bonds and notes and repurchase agreements. The majority of our investments are short-term and have maturities between one and five years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio.

All the potential changes noted above are based on sensitivity analysis performed on our balances as of September 30, 2002.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously reported, on May 31, 2002 Switchboard was sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom Switchboard purchased all of the stock of Envenue in November 2000. The suit, captioned Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that Switchboard breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. Switchboard has subsequently paid $400,000, plus interest, representing a portion of the $2,000,000 total contested amount, to the plaintiffs. There have been no further material developments in the litigation since Switchboard filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Please refer to that Form 10-Q for a more detailed description of the matter.

As previously reported, on November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard’s initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed pursuant to a stipulation of dismissal. There have been no further material developments in the litigation since Switchboard filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Please refer to that Form 10-Q for a more detailed description of the matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

During the quarter ended September 30, 2002, the Company filed three reports on Form 8-K. The first filing dated July 3, 2002, was filed pursuant to Item 4 regarding a Change in Certifying Accountant. The second filing dated July 25, 2002, was filed pursuant to Item 5 regarding the re-audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2001 as a result of the Company’s consolidation of Switchboard’s results and Switchboard’s intent to restate its financial statements for the fiscal year ended December 31, 2001. The third filing dated August 21 2002, was filed pursuant to Item 5 of Form 8-K regarding a NASDAQ staff determination letter. No other reports on Form 8-K were filed during the quarter ended September 30, 2002.

During the quarter that will end December 31, 2002, the Company has filed one report pursuant to Item 5 of Form 8-K, dated October 3, 2002, regarding the resumption of trading under symbol “EPRE”

EPRESENCE, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPRESENCE, INC.

Date: November 14, 2002	By:	/s/ Richard M. Spaulding
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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ William P. Ferry
William P. Ferry President and Chief Executive Officer (principal executive officer)

I, Richard M. Spaulding, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ePresence, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Richard M. Spaulding
Richard M. Spaulding Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	TITLE OF DOCUMENT

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002