Form 10-K
period 2002-12-31
EPRESENCE INC
filed 2003-03-28
CIK 888711

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 000-20364

ePresence, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2798394
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

120 Flanders Road, Westboro, Massachusetts 01581

(Address and Zip Code of Principal Executive Offices)

508-898-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the last sale price on the NASDAQ National Market on June 28, 2002 was $71,879,201. For this purpose, any officer, director or known 10% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

On March 27, 2003, there were 22,654,227 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 in connection with the Company’s 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ePresence, Inc.

Index to Annual Report on

Form 10-K filed with the

Securities and Exchange Commission

Year Ended December 31, 2002

Items in Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “will”, “believe”, “anticipate”, “plan”, “expect” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” which is in Part II of this Annual Report on Form 10-K. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

PART I

ITEM 1.     BUSINESS

General

ePresence, Inc., (“ePresence,” the “Company” or the “Registrant”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 23, Segment Information, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which is incorporated from Item 8 herein.

On March 2, 2000, Switchboard Incorporated (“Switchboard”) consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard’s outstanding common stock. Subsequent to the IPO and through December 31, 2000 we continued to consolidate Switchboard’s results as part of our financial results as, notwithstanding our 38% ownership of Switchboard’s outstanding common stock during this period, the Company maintained control over Switchboard’s board of directors under a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. (“Viacom”). However, in January 2001, as a result of the termination of this Voting Rights Agreement and our ownership then being 38%, we ceased to consolidate Switchboard’s results with our financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in Note 25 in Company’s Notes to Consolidated Financial Statements, we became owner of approximately 54% of Switchboard’s outstanding stock in October 2001. This change in ownership percentage resulted in us retroactively consolidating Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for 2002, 2001 and 2000, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard’s assets and liabilities are consolidated in our Consolidated Balance Sheet as of December 31, 2002 and December 31, 2001. At December 31, 2002, we owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

The Company’s Internet website address is www.epresence.com. The Company makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

“ePresence” is a servicemark of the Company. Other trademarks, tradenames and servicemarks used in this Annual Report on Form 10-K are the property of their respective companies or organizations.

Services

ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services.

Enterprise directory and security services and meta-directory services consist of directory and security solutions that allow customers to manage and protect user identity, access, and security information across an enterprise. ePresence provides a business-focused, collaborative approach to the planning, design, deployment and management of these services including:

•	structured strategy workshops to explore the specific values, benefits and business and technical considerations for deploying directory and meta-directory services in an enterprise;

•	a directory or meta-directory discovery service which is an investigation that identifies and defines the technical and functional specifications for a directory or meta-directory services engagement;

•	directory or meta-directory concept prototype development, where we build a limited, yet functional, model of a directory or meta-directory solution;

•	directory or meta-directory architecture, planning and design which is a design process that creates the directory or meta-directory architecture and detailed design and develops a comprehensive implementation plan;

•	directory or meta-directory implementation which is the deployment of the directory services or meta-directory services implementation plan; and

•	directory or meta-directory optimization which is an ongoing service to provide administrative support of directory or meta-directory services, performance monitoring, software and systems upgrades, new application integration and ongoing maintenance.

Access and password management services and single sign-on services help organizations protect information assets, enforce security policies, boost IT management efficiency and accelerate application development cycles. Rather than developing and managing access services and processes for each system and application, organizations utilize our services to unify the authentication and authorization services across the enterprise, eliminating user frustration from the need to separately log in to each system and application, and avoiding the costs of supporting multiple passwords and repetitive application development. These services include:

•	strategy services to help define the business benefits and justify value;

•	a discovery service which is an investigation that identifies and defines the technical and functional specifications necessary for the access management, password management or single sign-on solution;

•	concept prototype development which is the build phase where we create a limited, yet functional, model of an access management, password management or single sign-on solution;

•	architecture, planning and design which is a design process that creates the detailed access management, password management or single sign-on architecture and develops a comprehensive implementation plan; and

•	implementation which is the deployment of the access management, password management or single sign-on solution. This includes installation and configuration of software, specification of operational policies and procedures, development of standards for performance and reliability, integration with existing applications, testing, training and rollout.

Electronic provisioning services allow customers to empower their employees, partners and customers with fast, convenient electronic access to appropriate company resources and applications. It is difficult for businesses today to manage the provisioning process because of the growing variety of systems within an organization and the high cost of managing user identities and permissions across organizations. Electronic provisioning streamlines the provisioning process while making it more secure, and it also facilitates de-provisioning (the rapid removal of access rights when a user leaves a company) which is especially critical to managing enterprise security and identity risks. ePresence provides a full range of services around the strategy, planning, design, deployment and management of an electronic provisioning solution including:

•	structured strategy workshops that use interactive, client-focused sessions to explore the specific values, impacts and business and technical considerations for deploying an electronic provisioning system;

•	a provisioning discovery service which is an investigation that identifies and defines the technical and functional specifications necessary for an electronic provisioning solution;

•	a provisioning concept prototype development, where we build a limited, yet functional, model of a provisioning solution;

•	a provisioning architecture, planning and design which is a design process that creates a detailed provisioning architecture and develops a comprehensive implementation plan;

•	a provisioning implementation which is the deployment of the provisioning implementation plan; and

•	provisioning optimization which is an ongoing service to provide administrative support of the provisioning system, performance monitoring, software and systems upgrades, new application integration and ongoing maintenance.

Information technology platform services involve migration to and deployment of the latest operating system or infrastructure platform to allow customers to form a solid base for integrating identity platforms and high-value business applications. ePresence consultants provide platform-specific expertise and project management support to help organizations move to next generation platforms, while providing a wide range of services and capabilities designed to help organizations maximize new platform benefits. These include packaged services such as structured strategy workshops that use interactive, client-focused sessions to explore the specific values, impacts and business and technical considerations for deploying a new platform. ePresence also provides custom platform services ranging from planning and design to migration and deployment to operations and optimization.

Managed operational services allow customers to operate and optimize enterprise solutions on an outsourced, managed or transitional basis. Our services include a managed service offering for enterprise-level Broadband Virtual Private Network (“bVPN”) services, permitting organizations with remote workforces to leverage high-speed broadband connectivity to improve user productivity and control costs. Our one-stop solution combines equipment and broadband services while delivering specialized end user support in the context of the user’s application environment. Other managed operational services consist of systems operations management, where we work with our customers to identify the infrastructure components that need managed support and create a support solution; operations transition management, which takes an organization through a seamless transition from one environment to another; and optimization services to tune existing environments. ePresence also provides custom operations management services to satisfy a variety of needs that a large IT organization might face.

Throughout 2002, with respect to services, we focused our efforts on positioning our Security and Identity Management services within the market, developing new offerings, improving our operational efficiency, engaging new partners and enhancing existing alliances, and bolstering our skills to complement our extensive directory and infrastructure knowledge.

Switchboard

Switchboard, our majority-owned subsidiary (NASDAQ: SWBD), is a leading provider of Web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and “brick and mortar” merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services including yellow and white pages, location based searching and interactive maps and driving directions. Switchboard has developed sophisticated technologies that enable rapid dissemination of information requested by consumers using its web site. Switchboard also has particular strengths in the areas of database technologies, advertising management, and content customization.

Switchboard’s flagship web site, Switchboard.com, provides a free alternative to costly directory assistance charges, over 100 million page views are generated on the site by more than 5 million consumers each month

(according to Nielsen NetRatings—December 2002) performing business, people and product lookups both at home and in the workplace. Usage on Switchboard.com grew by more than 50% from January 2002 to December 2002. Yellow pages and general site advertising on the Switchboard.com web site can be purchased through its direct sales force as well as through its merchant network alliance partners who sell to their local merchant customers the additional distribution of their advertisement within the Switchboard.com web site “Switchboard Distribution” in conjunction with their own online yellow pages products.

Switchboard’s MapsOnUs technology integrates maps and driving directions into many areas of its directory platform, and is also available through Switchboard’s MapsOnUs.com web site. Utilizing its MapsOnUs capabilities, Switchboard is able to provide businesses with dealer locators that can be easily integrated into their Web sites to help visitors locate the closest outlet, dealer or franchisee. Switchboard also customizes the MapsOnUs maps and driving directions content for licensing to a number of online destinations.

Switchboard’s principal sources of revenue are merchant network revenue and banner and site sponsorship advertising revenue. In 2002, 2001 and 2000 merchant network revenue was 87.9%, 66.9% and 41.6%, respectively, of Switchboard’s total net revenues. Switchboard merchant network revenue is comprised of the following:

•	Directory Platform—Merchant network alliance partners typically pay Switchboard an engineering fee for the creation and modification of a web-hosted directory platform plus a per-merchant fee per month (in the form of a fixed fee per merchant or a percentage of revenue) based upon the number of merchants they promote within the platform. Switchboard’s largest and most significant merchant network alliance partner is America Online Inc. (“AOL”). Switchboard anticipates that AOL will continue to represent a significant percentage of Switchboard’s revenue in 2003 and will be a material component of Switchboard’s overall business.

•	Distribution of Merchant Network Alliance Partner Advertisements on Switchboard.com—Switchboard offers its merchant network alliance partners, including those within the Certified Marketing Representative (CMR) channel, the ability to sell Switchboard.com distribution to their merchant advertisers. Switchboard’s merchant network alliance partners typically pay Switchboard a per-merchant fee per month based upon the number of merchants they place into Switchboard.com.

•	Merchant network services—Switchboard provides its merchant network alliance partners web site creation and hosting services for their merchants, for which the merchant network alliance partner pays Switchboard a monthly fee per merchant. Additionally, Switchboard provides direct marketing services to Switchboard’s merchant network alliance partners aimed at increasing their local merchant subscription base.

As of December 31, 2002 Switchboard employed 68 full-time employees. None of Switchboard’s employees are represented by a labor union and Switchboard believes its relations with its employees are good. All of Switchboard’s employees have executed confidentiality and assignment of invention agreements.

Switchboard’s competition consists of Internet-based yellow and white pages directories that do not utilize Switchboard’s directory platform, such as Yahoo! Yellow Pages and Verizon SuperPages, print yellow and white pages directories that compete with online offerings for advertiser dollars, and Internet-based pay-for-placement search engines and services, such as Google and Overture, as they begin to expand their offerings to local markets. These markets are highly competitive, and Switchboard expects competition to increase in the future with the entrance of new competitors. Switchboard competes with these organizations primarily on the basis of directory technology and the price and distribution of directory advertisements. Switchboard believes the online local advertising market is rapidly developing.

For the year ended December 31, 2002, AOL accounted for 41.8% of Switchboard’s net revenue. For a further discussion of Switchboard’s relationship with AOL, see Note 26, AOL Alliance, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002, which are incorporated from Item 8 herein.

For a further discussion of our relationship with Switchboard, see Note 27, Related Parties, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002, which are incorporated from Item 8 herein.

Customers

Our services customers, which include many Fortune 1000 companies, typically are medium to large-size businesses, financial institutions, manufacturers, professional organizations and government entities, each with multiple sites dispersed over wide geographic areas. In 2002 we initiated a number of new consulting engagements with leading organizations such as Covance, Johnson Controls, the Securities Industry Automation Corporation (SIAC), Pearson Technology Group and Weightwatchers.com. In addition, we won additional business from many of our existing customers including the Turner Corporation, the Commonwealth of Massachusetts, Automatic Data Processing (ADP), Stop & Shop Supermarket Company and the State of Michigan.

For the year ended December 31, 2002 ChevronTexaco and AOL, through its alliance with Switchboard, accounted for 17% and 11% of consolidated revenues, respectively. For the year ended December 31, 2001 ChevronTexaco and Turner Corporation accounted for 12% and 10% of consolidated revenues, respectively. No one customer accounted for more than 10% of consolidated revenues for the year ended December 31, 2000.

Sales and Marketing

We market our services primarily through sales professionals located in the United States. Our principal U.S. locations are based in or near Boston, Dallas, Detroit, Los Angeles, New York, San Francisco and Washington, D.C. This regional focus, combined with our local service approach, is designed to help us to develop strong market presence and recognition in each of our local markets. Our sales professionals operate through a coordinated process to evaluate prospective customers and secure new engagements.

The sales efforts of our services business are supplemented by marketing and communications activities that are pursued to generate leads and build brand recognition in the marketplace. These activities include focused regional customer facing activities, attendance at industry conferences and business events, development of sales and marketing materials, general branding activities and public relations initiatives.

We have established alliances with the following companies to support our solutions selling model: Business Layers, IBM, M-Tech, Microsoft, Netegrity, OpenNetwork and Sun. We continue to seek to grow our services business partnerships and alliances with leading product and technology vendors, as well as with other systems integrators and consultants. Our partners directly complement our security and identity management solutions and help us bring our depth and expertise to market and deliver client-driven solutions in the marketplace.

Competition

The consulting and systems integration services business is highly fragmented and competitive with no dominant set of consulting or systems integration companies that we directly compete against. We believe that our services business currently competes principally with consulting and systems integration firms, systems and application vendors and internal information systems groups. Competitive conditions and cautious buying patterns are forcing industry consolidation within the vendor, systems integration and consulting groups. Many of these companies have greater financial, technical and marketing resources than we have, generate greater revenues and have greater name recognition than us. We will continue to face competition as a result of consolidations in the market. We believe the primary factors upon which competition in our industry are based are contribution to business performance and delivery capability, including technical and business knowledge, strong project methodology, partnerships and successful cost-effective client implementations.

Employees

At December 31, 2002, we employed 161 persons, including 124 in sales, marketing, professional services delivery and related activities, and 37 in finance, legal, administration and human resources. We have no collective bargaining agreement with respect to our employees. We believe that relations with our employees are good.

International Operations

As a part of our plan to improve results, we announced the closure of our remaining European operations in the United Kingdom and Germany in the first quarter of 2002. As a result of this action, we recorded charges totaling approximately $2,000,000 in the first quarter of 2002 related to the closure of these operations. We no longer have any operations outside of the United States, except in Canada.

ITEM 2.     PROPERTIES

Our principal administrative and sales and marketing facilities are located in Westboro, Massachusetts and consist of approximately 79,203 square feet under a lease that expires on July 31, 2005, with an aggregate annual base rent of approximately $424,000. We sublease approximately 27,200 square feet of this space to Switchboard and Array Incorporated combined. Under the Switchboard sublease that expires on December 31, 2003, the aggregate annual base rental income is approximately $227,000. Under the Array Incorporated sublease that expires on September 30, 2005, the aggregate annual base rental income is approximately $123,000. We lease and occupy sales offices in five additional locations throughout the United States.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

On May 31, 2002 Switchboard was sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom Switchboard purchased all of the stock of Envenue in November 2000. The suit, styled Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that Switchboard breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. Switchboard paid $400,000, plus interest of $10,060, representing a portion of the purchase price, to the plaintiffs. The suit seeks payment of $1,600,000, representing the balance of the purchase price, plus additional unquantified damages including treble damages under Mass. Gen. Laws c. 93A. The court heard oral argument on Switchboard’s motion to dismiss the complaint in November 2002, and subsequently granted that motion in part. The plaintiffs subsequently amended their complaint. Switchboard has moved to dismiss the amended complaint and is awaiting the court’s ruling on that motion.

On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard’s initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are

officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuers and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants’ motion to dismiss, denying it in large part, but granting portions of it. In doing so, the court dismissed the plaintiffs’ claims under Section 10b-5 of the Securities Act of 1933 against certain defendants, including Switchboard.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of March 27, 2003 were as follows:

Name	Age	Position
William P. Ferry	50	Chairman of the Board, President and Chief Executive Officer

Anthony J. Bellantuoni	51	Senior Vice President, Human Resources

Scott E. Kitlinski	38	Vice President and Chief Information Officer

Kevin F. Newman	42	Vice President and General Counsel

Scott G. Silk	45	Senior Vice President and General Manager, Services

Richard M. Spaulding	43	Senior Vice President and Chief Financial Officer, Treasurer and Clerk

Mr. Ferry, Chairman of the Board, President and Chief Executive Officer, joined the Company in February 1997. Mr. Ferry has been Chairman of the Board since October 1997 and has been a director of the Company and served as President and Chief Executive Officer since joining the Company. Mr. Ferry has served as a Director of Switchboard since March 1997 and has been Switchboard’s Chairman of the Board since February 1998. From August 1990 to February 1997, he served in various management capacities at Wang Laboratories, Inc., a global network and desktop integrating and services company, including President, Services Division from July 1994 to February 1997 and Senior Vice President and General Manager, North American Operations from January 1993 to July 1994.

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

Mr. Kitlinski, Vice President and Chief Information Officer, joined the Company in September 1999. Prior to joining the Company, Mr. Kitlinski was a GartnerGroup analyst from September 1998 to September 1999. Mr. Kitlinski served as vice president and chief information officer for Bronner Slosberg Humphrey from June 1995 to September 1998. Prior to joining Bronner Slosberg Humphrey, Mr. Kitlinski served as group manager of consulting services and strategic support services for Stream International.

Mr. Newman, Vice President and General Counsel, joined the Company in April 2000. Prior to joining the Company, Mr. Newman served as Assistant General Counsel for Wang Global Corporation, an information technology network services company, from February 1996 to April 2000. Prior to joining Wang, Mr. Newman was an associate at the law firm of Choate, Hall & Stewart in Boston, Massachusetts.

Mr. Silk, Senior Vice President and General Manager, Services, joined the Company in January 1999. Prior to joining the Company, Mr. Silk was President of North American Operations and Vice President of Worldwide Marketing at Gentia Software, a software company specializing in data warehousing and analytical applications, from January 1997 to January 1999. In 1996, Mr. Silk was Vice President of Sales and Marketing at Actium Corporation, a systems integration firm. From 1980 to 1995, he held a variety of senior level sales, marketing and general management positions at Unisys Corporation.

Mr. Spaulding, Senior Vice President and Chief Financial Officer, Treasurer and Clerk, joined the Company in September 1990. Mr. Spaulding has served as a Director of Switchboard since April, 1996. Prior to joining the Company, he served in a number of senior financial management positions with C. R. Bard, Inc., a medical products provider, from June 1985 to September 1990. From June 1983 to June 1985, Mr. Spaulding was a Certified Public Accountant with Arthur Andersen & Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under Item 6, “Selected Financial Data” of this Annual Report on Form 10-K.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of operations data:
Revenues:
Services	$32,077	$51,711	$61,300	$37,494	$21,320
Switchboard(1)	11,747	9,278	19,898	8,304	6,513
Total revenues	43,824	60,989	81,198	45,798	27,833
Loss from continuing operations(2,3,5)	(36,779)	(105,743)	(30,256)	(16,740)	(12,321)
Net (loss)/income(4)	(31,708)	(40,331)	15,055	28,149	1,115
Net (loss)/income per share:
Basic	$(1.42)	$(1.76)	$0.64	$1.33	$0.06
Diluted	$(1.42)	$(1.76)	$0.56	$1.11	$0.06
Balance sheet data:
Working capital	$82,911	$72,577	$130,973	$112,443	$10,249
Total assets	116,419	162,951	231,165	174,450	43,389
Total shareholders’ equity	75,569	109,186	149,679	115,367	56,210

QUARTERLY FINANCIAL INFORMATION

	2002 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
Revenues:
Services	$5,472	$7,360	$8,952	$10,293
Switchboard	3,385	3,374	2,068	2,920
Total revenues	8,857	10,734	11,020	13,213
Loss from operations(3)	(19,022)	(4,535)	(4,639)	(8,583)
Net loss	(18,769)	(3,266)	(2,707)	(6,966)
Basic and diluted net loss per share	$(0.84)	$(0.15)	$(0.12)	$(0.31)
Stock price (close):
High	$2.37	$3.80	$4.40	$4.65
Low	$1.40	$1.16	$3.55	$3.25

	2001 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
Revenues:
Services	$11,917	$10,712	$13,115	$15,967
Switchboard	2,774	2,160	2,805	1,539
Total revenues	14,691	12,872	15,920	17,506
Loss from operations(2,3)	(46,300)	(30,361)	(15,932)	(13,150)
Net (loss)/income	(25,105)	(25,731)	(5,590)	16,095
Net (loss)/income per share:
Basic	$(1.12)	$(1.13)	$(0.24)	$0.68
Diluted	$(1.12)	$(1.13)	$(0.24)	$0.64
Stock price (close):
High	$4.94	$3.75	$4.94	$7.81
Low	$2.81	$2.73	$3.35	$4.00

1. Switchboard revenue includes, as an offset to revenue, amortization of consideration given to a customer of $2.0 million, $4.0 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, in accordance with Emerging Issues Task Force Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, which became effective for fiscal years beginning after December 15, 2001.

2. Includes approximately $9,680 and $11,824 in non-cash CBS advertising expense in 2001 and 2000 respectively. Includes a $22,203 non-cash loss on Switchboard’s exchange of remaining advertising credits with Viacom for Switchboard stock for 2001.

3. Includes an impairment of goodwill of approximately $14,779 and $12,364 for our services segment for 2002 and 2001, respectively. Includes special charges of $17,300 for Switchboard related to the impairment of the AOL Directory Agreement and other charges for 2001.

4. Includes a net realized gain of approximately $33,378, $44,556 and $16,586 in 2001, 2000 and 1999, respectively, for the sale of shares in Openwave.

5. In 1999, we announced a decision to exit our software business and began to account for the software business as discontinued operations. Included in the 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax.

The Company’s common stock trades on the NASDAQ National Market under the symbol “EPRE.” The Company has not paid cash dividends on its common stock and has historically retained earnings for use in its business. The Company has no present intention to pay dividends.

On March 27, 2003, the Company had 6,384 shareholders of record.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ePresence has two reportable segments: services and Switchboard. Our reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 23 Segment Information in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which is incorporated from Item 8 herein.

ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services.

As of December 31, 2002, we owned approximately 52% of Switchboard’s outstanding common stock and, therefore, consolidate Switchboard’s results with our financial results. Switchboard is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and “brick and mortar” merchants across a full range of Internet and wireless platforms.

In 2002, as a result of unfavorable economic conditions and to offset declines in revenue, we took a number of actions to mitigate the negative effects of these conditions while enhancing our competitive capabilities. Cost reduction initiatives included the reductions in staff and the closing of our operations in Germany and the United Kingdom during the first quarter of 2002. These actions were intended to allow us to better align our resources with revised revenue expectations and fully focus on the domestic market.

Adoption of EITF 01-9

Effective January 2002, Switchboard adopted Emerging Issues Task Force Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”), which became effective for fiscal years beginning after December 15, 2001. Switchboard has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL (“Directory Agreement”), as the benefits received from consideration given to AOL are not sufficiently separable from the revenue derived from AOL. Switchboard’s 2000 and 2001 results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has decreased its merchant network revenue by $2.0 million, $4.0 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, and reduced its operating expenses by corresponding amounts for the same periods. The adoption of EITF 01-9 had no effect on either the consolidated or Switchboard’s net income or capital resources. The following table illustrates the effect of the application of EITF 01-9 on Switchboard’s results:

Switchboard:

	Year Ended December 31,
	2002	2001	2000
Switchboard gross revenue	$13,747	$13,326	$20,310
Less: Amortization of consideration given to AOL	(2,000)	(4,048)	(412)

Switchboard net revenue	$11,747	$9,278	$19,898

Switchboard operating expenses	$15,924	$79,783	$37,528
Less: Amortization of consideration given to AOL	(2,000)	(4,048)	(412)

Switchboard net operating expenses	$13,924	$75,735	$37,116

RESULTS OF OPERATIONS

Services Revenues

Services revenues for 2002 decreased 38% to $32.1 million, compared with $51.7 million in 2001. Services revenues were $61.3 million in 2000. The decrease in 2002 was principally due to lower revenues from our consulting business due to unfavorable economic conditions leading to decreased and deferred technology spending, and from significant declines in revenues from our portal solutions business and our operations in Germany and the United Kingdom which we exited in 2002, combined with lower revenues from our legacy support services. The decrease in 2001 was primarily due to the sale of our Australian subsidiary in March 2001, the closing of our operation in The Netherlands in May 2001 and lower revenues from our portal solutions business.

International revenues for 2002 decreased 97% to $0.2 million, compared with $4.8 million in 2001. International revenues were $9.6 million in 2000. The decrease in 2002 was primarily due to the closure of our operations in the United Kingdom and Germany. The decrease in 2001 was primarily due to the sale of our Australian subsidiary in March 2001 and the closing of our operation in The Netherlands in May 2001.

Services Gross Profit

Gross profits from services in 2002 were 33%, or $10.4 million, compared with 31%, or $15.9 million, in 2001 and 45% or $27.4 million, in 2000. The increase in gross profit percentage in 2002 was primarily due to cost reduction initiatives related to our consulting delivery services which resulted in increased utilization of delivery resources. The decrease in gross profit dollars for 2002 was primarily due to decreases in revenues from consulting business due to unfavorable economic conditions leading to decreased and deferred technology spending, and from significant declines in revenues from our portal solutions business and Germany and the United Kingdom which we exited in 2002, combined with lower revenues from our legacy support services. The decreases in gross profit dollars and percentages in 2001 were primarily due to the sale of our Australian subsidiary in March 2001, the closing of our operation in The Netherlands in May 2001 and lower revenues from our portal solutions business as well as decreased utilization of consulting delivery resources. Cost of services revenues consists primarily of direct costs (e.g. salaries, benefits and travel expenses) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

Sales and marketing expenses for our services business decreased 42% to $10.3 million in 2002, compared with $17.7 million in 2001. Sales and marketing expenses were $20.2 million in 2000. The decrease in 2002 was due primarily to cost reduction initiatives in our domestic and international operations, principally the closing of our operations in Germany and the United Kingdom and staff reductions in our portal solutions business. The decrease in 2001 was due primarily to cost reduction initiatives in our international operations which included the sale of our Australian subsidiary and the closing of our operation in The Netherlands, and staff reductions in our portal solutions business. These decreases were offset, in part, by costs relating to increases in sales staff in the United States. Additionally, we incurred approximately $1.7 million of corporate rebranding expense in 2000 relating to the change of our name to ePresence, Inc. from Banyan Systems Incorporated. Sales and marketing expenses as a percentage of services revenues were 32%, 34% and 33% for 2002, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

General and administrative expenses for our services business decreased 26% to $11.1 million in 2002, compared with $15.0 million in 2001 and $14.5 million in 2000. The decrease in 2002 was primarily attributable to a reduction in facility costs, lower depreciation expense, staff reductions and related costs and lower bad debt expense. This decrease was offset partially by professional services expenses incurred in 2002 as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and the restatement of the financial statements included therein, and amendments to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The increase in 2001 was primarily attributable to an incremental bad debt provision for $0.6 million. General and administrative expenses as a percentage of services revenues were 35%, 29% and 24% for 2002, 2001 and 2000, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in our management, finance, human resources, information services, legal and operations groups; recruiting and training costs for delivery personnel; costs for facilities; and depreciation expenses not allocated to sales or cost of revenues.

Services Amortization of Goodwill and Intangibles

There was no amortization of goodwill expenses for our services business in 2002 compared with $2.7 million in 2001 and $2.2 million in 2000. This decrease in 2002 is due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The increase in 2001 was due to the amortization of goodwill resulting from our acquisition of two services companies in the first and second quarters of 2001. Amortization expense as a percentage of services revenues was 5% for 2001 and 4% in 2000. During 2001 and again in 2002, we determined that the carrying value of goodwill recorded in connection with these prior acquisitions was impaired. Impairment charges totaling $14.8 million and $12.4 million were recorded in 2002 and 2001, respectively, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. As of December 31, 2002 our goodwill has been fully written off.

Services Restructuring Charges

During 2002, as part of our plan to focus on cost reductions while transitioning to a sales model that aims to lower our cost of sales and capitalize on the strength of our relationships with industry leaders, we recorded total pre-tax charges of $5.1 million. The restructurings were focused principally on the closure of our offices in Germany and the United Kingdom, reductions in our marketing and general and administrative functions and the elimination of several senior management positions. These charges included workforce reductions of approximately 75 positions, office closures and asset write-offs. At December 31, 2002, we had utilized approximately $2.4 million in total of the liability of which $1.0 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2002 was approximately $2.7 million. We anticipate that we will utilize a substantial portion of the remaining liability by the end of fiscal year 2003. We expect to use $2.5 million of cash related to these activities of which a substantial portion will be expended by the end of fiscal year 2003. See Note 11, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which is incorporated from Item 8 herein.

During 2001, as part of our plan to implement cost-cutting measures in its services business, we recorded in total net pre-tax charges of $4.0 million related to workforce reductions, office closures and asset write-offs and we anticipate expending approximately $3.0 million in cash over time on such actions. At December 31, 2002, we had utilized approximately $3.5 million in total of the liability of which approximately $2.0 million was severance related costs, and the remainder related to office closures and asset write-offs. The Company expects to use $0.2 million of cash related to these activities.

Switchboard Revenues

Total revenues from Switchboard included in the consolidated financial results of our operations were $11.7 million, $9.3 million and $19.9 million in 2002, 2001 and 2000, respectively, representing an increase of $2.5 million, or 27%, from 2001 to 2002, and a decrease of $10.6 million, or 53%, from 2000 to 2001. The increase in net revenue in 2002 consisted primarily of an increase in net merchant network revenue, offset in part by a decrease in national advertising and site sponsorship revenue. The decrease in net revenue in 2001 when compared to 2000 consisted primarily of decreases in national advertising revenue and site sponsorship revenue, offset in part by an increase in net merchant network revenue.

Switchboard Gross Profit

Gross profits from Switchboard in 2002 were 68.1% of net Switchboard revenue, or $8.0 million, compared with 62% of net Switchboard revenue, or $5.8 million in 2001 and 83%, or $16.4 million, in 2000. The increase in gross profit dollars and percentage in 2002 was primarily due to an increase in net revenue being spread over relatively fixed costs of revenue, offset in part by an increase in lower margin merchant network services revenue. The decrease in gross profit dollars and percentage in 2001 was primarily due to relatively fixed costs of revenue being spread over decreased revenue, as well as a decrease in higher margin national advertising revenue as a percentage of total net revenue.

Switchboard Operating Expenses

Sales and marketing expenses for Switchboard were $4.7 million, $24.6 million and $29.2 million in 2002, 2001 and 2000, respectively, representing a decrease of $19.9 million, or 80%, from 2001 to 2002, and a decrease of $4.6 million, or 16%, from 2000 to 2001. The decrease in 2002 was primarily related to the elimination of the non-cash CBS advertising expense related to Switchboard’s former agreement with Viacom, which accounted for $9.7 million and $11.8 million of Switchboard’s sales and marketing expense during 2001 and 2000, respectively. The decrease in 2002 was also attributable to decreases in other corporate marketing program expenses, employee salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001, provision for doubtful accounts and merchant program expenses. The decrease in 2001 was due primarily to a decrease in merchant services program expenses and CBS advertising expense, offset in part by increases in other advertising expenses, provision for doubtful accounts, employee salaries and benefits and costs associated with additional leased facilities.

Product development expenses for Switchboard were $5.4 million, $6.7 million and $3.5 million in 2002, 2001 and 2000, respectively, representing a decrease of $1.3 million, or 19%, from 2001 to 2002, and an increase of $3.2 million, or 93%, from 2000 to 2001. The decrease in 2002 was due primarily to a decrease in outside consulting expenses, employee salaries and benefits, costs associated with leased facilities and recruiting expenses. The increase in 2001 was due primarily to increases in salaries and benefits associated with new personnel resulting primarily from Switchboard’s acquisition of Envenue, outside consulting expenses, depreciation and costs associated with additional leased facilities, offset in part by the capitalization of deferred project costs.

General and administrative expenses for Switchboard were $4.1 million, $4.2 million and $3.3 million in 2002, 2001 and 2000, respectively, representing a decrease of $0.1 million, or 3%, from 2001 to 2002, and an increase of $0.9 million, or 27%, from 2000 to 2001. The decrease in 2002 was primarily due to a decrease in salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001 and a decrease in costs associated with leased facilities, offset in part by an increase in expenses for professional services incurred as a result of amendments to Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001, and the restatement of the financial statements included therein and amendments to Switchboard’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. The increase in 2001 was due primarily to increases in professional services, insurance expenses, and salaries and benefits associated with new personnel, offset in part by a decrease in franchise and excise taxes.

Switchboard Amortization of Goodwill, Intangibles and Other Assets

Switchboard expenses for the amortization of goodwill, intangibles and other assets was zero, $0.7 million, and $1.2 million in 2002, 2001 and 2000, respectively, representing a decrease of $0.7 million, or 100%, from 2001 to 2002, and $0.4 million, or 38%, from 2000 to 2001. The decrease in 2002 resulted primarily from the absence in 2002 of amortization of goodwill resulting from Switchboard’s acquisition of Envenue, which was fully amortized as of December 2001 as a result of an impairment analysis, and amortization expense associated with a software license, which were written off in December 2001. The decrease in 2001 resulted primarily from the absence in 2001 of amortization of the value of warrants issued in connection with a co-branded web site and linking agreement, and a reduction in amortization expense associated with a software license, offset in part by an increase in amortization of goodwill resulting from Switchboard’s purchase of Envenue in November 2000.

Switchboard Loss on Viacom Transaction

As a result of Switchboard’s October 2001 restructuring of its relationship with Viacom, Switchboard reported a one-time, non-cash accounting loss of $22.2 million in 2001 related to the termination of Switchboard’s advertising and promotion agreement with Viacom. Switchboard agreed to terminate their right to the placement of advertising on Viacom’s CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to Switchboard of approximately 7.5 million shares of Switchboard common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard’s common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard’s series E special voting preferred stock. The non-cash accounting loss of $22.2 million results from the difference between the net present value of Switchboard’s remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard’s common and preferred stock that were reconveyed and the warrants that were cancelled.

Switchboard Special (Credits)/Charges

In the three months ended December 31, 2002, Switchboard recorded the reversal of $0.3 million in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected experience in the subleasing of idle office space for which Switchboard had reserved as part of its 2002 special charges.

In December 2001, Switchboard recorded net pre-tax special charges of approximately $17.3 million, comprised primarily of $15.6 million for the impairment of certain assets, $1.0 million for costs related to facility closures and $0.7 million in severance costs related to the reduction of approximately 21% of Switchboard’s workforce. The restructuring resulted in 21 employee separations. These facility closures and employee separation activities were substantially completed during 2002.

Included in the $15.6 million impairment charge for certain assets is an amount recorded for the impairment of the unamortized portion of the value of the Switchboard common stock issued and amounts prepaid to AOL. Switchboard assessed the value of its assets related to its AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon an impairment analysis which indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11.7 million was recorded by Switchboard as an additional component of special charges during 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

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

Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of Switchboard’s change in overall strategy from a destination site to a technology provider, Switchboard no longer considered this prepaid advertising to be complementary to its corporate strategy. Accordingly, Switchboard recorded $1.4 million for the impairment of these prepaid advertising assets.

Of the total $1.4 million facilities and severance charge, which is net of the $0.3 million special credit recorded in 2002, Switchboard currently estimates that $1.2 million is cash related. As of December 31, 2002, $1.3 million of the original $1.4 million accrual had been utilized. A liability of $0.1 million remains on both our Consolidated Balance Sheet and Switchboard’s balance sheet as of December 31, 2002 relating to the special charges.

Consolidated Other Income/(Expense) and Income Taxes

Consolidated other income was $5.2 million in 2002, $73.0 million in 2001 and $59.9 million in 2000. The decrease in 2002 is primarily due to the liquidation of our Openwave position in 2001 as well as our minority interest share of decreased losses in Switchboard and a reduction in interest income. The increase in 2001 was due primarily to a gain on sale of Openwave stock of approximately $33.4 million for 2001. The increase in 2001 was also due to the minority share of increased losses in Switchboard.

While we incurred significant pretax losses in 2002 and 2001, we recorded a provision for income taxes in each of those years. The provision for income taxes in 2002 is primarily for state income taxes. We recorded no tax benefit on our operating losses for the year ended December 31, 2002, due to the uncertainty of its realization. The provision for income taxes in 2001 is primarily the result of the significant gain on the sale of Openwave stock and due to the fact that Switchboard’s results (and net operating losses) are not consolidated with ours for income tax purposes.

We periodically evaluate the realizability of all of our deferred tax assets. Because we believe it is more likely than not that all of the deferred tax assets will not be realized, valuation allowances of $62,325,000 and $51,378,000 for the years ended December 31, 2002 and 2001, respectively were recorded. Of the valuation allowances for the years ended December 31, 2002 and 2001, respectively, $22,275,000 and $24,373,000 pertains to Switchboard, while $40,050,000 and $27,005,000 pertains to the services segment.

Our effective tax rate for the year ended December 31, 2000 was 49.3%. This was negatively impacted by our deconsolidation of Switchboard for tax purposes, as Switchboard’s net losses are not included in our tax return, upon our percentage ownership change on June 30, 1999.

Other Matters

On January 1, 2001 we were party to two separate hedging contracts related to our investment in Openwave. Since we did not designate these hedges, the fair market value of these hedges ($5.3 million at January 1, 2001)

was recorded as an asset and, accordingly, we recorded a cumulative effect in accounting change, net of taxes, of $3.5 million (an earnings per share impact of $0.15). Upon liquidation of the Openwave investment, these hedges were terminated and were offset against the gain from the sale of Openwave. These changes had no effect our consolidated net income for the period ending December 31, 2001. Aside from these hedges, at January 1, 2001 and through December 31, 2001, we were not party to any other derivative instruments.

For a further discussion of the our relationship with Switchboard, see Note 27, Related Parties, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which is incorporated from Item 8 herein. For a further discussion of Switchboard’s relationship with AOL, see Note 26, AOL Alliance in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which is incorporated from Item 8 herein.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $105.3 million, of which $51.4 million was held by ePresence and $53.9 million was held by Switchboard. At December 31, 2001, consolidated cash, cash equivalents, marketable securities and restricted cash were $122.1 million, of which $62.1 million was held by ePresence and $60.0 million was held by Switchboard. Consolidated working capital increased from $72.6 million at December 31, 2001 to $82.9 million at December 31, 2002. Cash and cash equivalents, excluding restricted cash of $1.6 million and $0.9 million for 2002 and 2001, respectively, increased $40.2 million resulting in a consolidated cash balance of $73.2 million at December 31, 2002. This increase was primarily due to net cash used in operating activities of $14.5 million and cash used in financing activities of $1.1 million offset in part by cash provided by investing activities of $55.4 million as follows.

Net cash used in operating activities in 2002 of $14.5 million was primarily due to a net loss of $31.7 million, a decrease in accounts payable and accrued expenses of $9.6 million and a decrease in deferred revenues of $3.4 million. These uses were offset in part by the non-cash charge for the impairment of goodwill of $14.8 million, a decrease in accounts receivable of $6.4 million, a decrease in other current assets of $3.6 million, the non-cash portion of our restructuring and Switchboard’s special charges of $3.2 million, and depreciation and amortization of $2.5 million.

We expect liquidity and capital resources to continue to decrease during 2003, primarily as a result of anticipated continued operating losses.

Net cash used in financing activities in 2002 of $1.1 million was primarily due to payments on capital leases and notes payable by Switchboard of $1.8 million, $1.3 million in stock repurchases by Switchboard and $1.1 million in stock repurchases pursuant to the Company’s stock buyback program. These uses were offset, in part, by proceeds from issuance of notes payable of $2.7 million by Switchboard.

Net cash provided by investing activities in 2002 of $55.4 million was primarily related to the proceeds from sale of marketable securities of $57.1 million, offset, in part, by capital expenditures of $0.9 million and by an increase in restricted cash of $0.8 million.

On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of December 31, 2002, we have expended $7.4 million toward stock repurchases pursuant to this repurchase program.

For a discussion of our lease commitments, see Note 13, Commitments and Contingencies, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002 which are incorporated from Item 8 herein.

The following table summarizes our consolidated long-term contractual obligations as of December 31, 2002:

	Less than 1 year	1-3 years	Total
	(in thousands)
Switchboard’s Envenue note payable	$1,600	$—	$1,600
Operating lease obligations	2,983	3,717	6,700
Other long-term obligations(a)	1,099	1,124	2,223

Total	$5,682	$4,841	$10,523

(a) Consists of scheduled principal payments on Switchboard’s Financing Agreement with Silicon Valley Bank (“SVB”).

On November 7, 2002, we entered into a $10.0 million revolving line of credit with SVB, that provides for borrowings at SVB’s prime rate. This credit agreement has a one-year term and contains covenants relating to the maintenance of certain financial ratios. We had no borrowings under this line of credit outstanding at December 31, 2002.

In June 2002, Switchboard entered into a loan and security agreement with SVB (the “SVB Financing Agreement”), under which Switchboard has the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of December 31, 2002, Switchboard had utilized $2.7 million of this facility. The facility provided for the ability to fund additional equipment purchases of up to $1.3 million through March 31, 2003. Switchboard did not utilize the facility in the three months ended March 31, 2003 to fund additional equipment purchases. The agreement also provides for a $1.0 million revolving line of credit. At December 31, 2002, Switchboard had no outstanding borrowings under the revolving line of credit.

As a condition of the SVB Financing Agreement, Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Additionally, covenants in the agreement require Switchboard to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash. As part of the transition to SVB, Switchboard liquidated $35.7 million in marketable securities previously held at Fleet for transfer to SVB. As a result of this liquidation, Switchboard recorded $402,000 in realized gains during 2002. These amounts have been transferred to SVB.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund our operations through at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We consider certain accounting policies related to revenue recognition, accounts receivable, consolidation of Switchboard results with its financial results, impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Revenue Recognition

We recognize services revenues pursuant to time-and-material contracts generally as services are provided. Services revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs) with revisions to estimates reflected in the period which changes become known. Service revenues include customer reimbursements for out-of-pocket expenses.

Our services business derives a significant portion of its revenue from fixed-price, fixed-time contracts, which require the accurate estimation of the cost, scope and duration of each engagement. If we do not accurately estimate the resources required or the scope of time to satisfy our obligations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

Switchboard generates its revenue primarily from its merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that they are able to make reliable judgments regarding the creditworthiness of its customers based upon historical and current information available to them. There can be no assurances that their payment experience with their customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be Switchboard’s failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in our provision for bad debts.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers on an ongoing basis and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable at December 31, 2002 are concentrated in a relatively few number of customers (one customer accounts for 11% of consolidated accounts receivable at December 31, 2002), a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Restructuring Charges

We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment.” In accordance with EITF Issue No. 94-3 and SAB 100, management makes certain judgmental estimates related to these restructuring charges. We specifically identified all positions which were to be eliminated and notified the affected employees prior to the end of the quarter in which the related restructuring charge was recorded. The consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and leasehold improvement write-downs, offset by estimated sub-lease income. We review on at least a quarterly basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets change, our sub-lease assumptions may not be accurate and changes in these estimates might be necessary but would not materially affect our financial condition and results of operations. For a further discussion of our restructuring activities, see Note 11, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2002, which are incorporated from Item 8 herein.

Consolidation of Switchboard results with the financial results of the Company

Historically, Switchboard’s results have been consolidated with our financial results, due to either our majority ownership of Switchboard or our control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and our ownership then being 38%, we ceased to consolidate Switchboard’s results with our financial results, for the first three quarters of 2001. In connection with the

Viacom transaction discussed in Note 25 in the Company’s Notes to Consolidated Financial Statements, we became owner of approximately 54% of Switchboard’s outstanding stock in October 2001. This change in ownership percentage resulted in us retroactively consolidating Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense as of January 1, 2001. Accordingly, the results of operations for 2002, 2001 and 2000 respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard’s assets and liabilities are consolidated in our consolidated Balance Sheet as of December 31, 2002 and December 31, 2001. At December 31, 2002, we owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

As a result of the consolidation of Switchboard’s results, our consolidated financial results and condition are materially affected by Switchboard’s financial results and condition. Our consolidated financial results and condition would also be materially affected if in the future Switchboard’s financial results and condition ceased to be consolidated with ours

Impairment of Long-lived Assets

Our long-lived assets include goodwill and acquired intangible assets pursuant to our acquisition of ePresence, Inc. (currently named ePresence Web Consulting, Inc.) in January 2000 and our acquisition of Strategic Network Designs, Inc. (currently named ePresence CRM, Inc.) in May 2000. At December 31, 2001, we had $14.8 million of goodwill and other intangible assets, accounting for approximately 9.1% of our total assets. We evaluate the net realizable value of our goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, our evaluation considers non-financial data such as market trends, project development cycles and changes in management’s market emphasis. During 2001, based on economic conditions and each business unit’s actual and forecasted operating results, it became apparent that the carrying value of the acquired intangible assets and goodwill had been impaired. In September 2001, a charge of $12.4 million was recorded related to the impairment of goodwill measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows for goodwill.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased to amortize approximately $14.8 million of goodwill. We had recorded approximately $2.7 million of amortization during 2001 and would have recorded approximately $1.8 million of amortization during 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We adopted SFAS No. 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14.8 million as of the beginning of fiscal 2002. We completed an assessment of fair value of goodwill in the second quarter of 2002 and updated the assessment in the third quarter of 2002 due to a continued decline in economic conditions. Neither of these assessments indicated an impairment of goodwill. However, in the fourth quarter of 2002, we completed our yearly assessment of fair value of goodwill, and based upon this impairment analysis, the results indicated that the carrying amount of the goodwill would not be fully recovered through estimated undiscounted future operating cash flows and an impairment charge of $14.8 million was recorded during the year ended December 31, 2002. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $62.3 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The net deferred tax asset as of December 31, 2002 was zero, net of a valuation allowance of $62.3 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2002, the Emerging Issues Task Force issued Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF No. 01-14”), relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with EITF No. 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. EITF No 01-14 is effective for all financial reporting periods beginning after December 15, 2001, and upon adoption there is a requirement to present comparative prior period financial information. We have historically accounted for reimbursements received for out-of-pocket expenses incurred as revenue and recorded the applicable cost as cost of revenue. As a result, the adoption of EITF No 01-14 did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for us on January 1, 2003. SFAS No. 146 creates a model whereby liability is recognized at fair value in period occurred rather than at date of commitment to a plan. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position, results of operations and cash flows.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on us.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Annual Report on Form 10-K, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our remaining operations in Europe, and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

The continuing stock market decline, broad economic slowdown and global political uncertainty has affected the demand for services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. If companies continue to cancel or delay their business and technology consulting initiatives because of the current economic and political climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

During 2002 and in 2001, we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including on our ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

Our future success will depend in part upon our ability to continue to grow our services business, enter into new strategic alliances, acquire additional services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. In addition, the market for our consulting services and the technologies used in our solutions have been changing rapidly and we expect this level of change to continue. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. There can be no assurance we will be successful in our strategic focus on services, including SIM services.

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

We have a number of partnerships and alliances with software vendors under which we provide services around such vendors’ products. Any failure of these alliances to generate the anticipated level of sales, the loss of one or more of these alliances, or the failure to enter into additional strategic alliances, could have a material adverse effect on us.

We are dependent upon the continued services of our key management and technical personnel. In addition, as a services company, our business is particularly dependent on our employees. Competition for qualified personnel is strong, and there can be no assurance we will be able to attract and retain qualified management and other employees.

We were not profitable during 2002 and 2001, and there can be no assurance we will return to profitability in 2003 or in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

Our future success depends on the increased acceptance and use of advanced technologies as a means for conducting commerce and operations. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Businesses may delay adoption of advanced technologies for a number of reasons, including inability to implement and sustain profitable business models using advanced technologies; inadequate network infrastructure or bandwidth; delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and failure of companies to meet their customers’ expectations in delivering goods and services using advanced technologies.

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

Some of our contracts can be canceled by the customer with limited advance notice and without significant penalty. Termination by any customer of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that customer’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

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

Any failure by us to effectively identify and acquire complementary businesses or SIM-focused software, integrate such businesses or software, as the case may be, and any failure of such companies or software to perform as expected could have a material adverse effect on us. Any acquisition for cash could have a significant impact on our liquidity and capital resources, and any acquisition for stock could involve significant dilution for our stockholders.

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

Switchboard’s results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, expects its net losses to continue partially through 2003 and may never achieve profitability. In addition, Switchboard’s quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard’s results of operations to fluctuate include: the success of Switchboard’s relationship with AOL; the addition or loss of relationships with third parties that are Switchboard’s source of new merchants for its local merchant network or that license Switchboard’s services for use on their own web sites; Switchboard’s ability to attract and retain consumers, local merchants and national advertisers to its web site; the amount and timing of expenditures for expansion of Switchboard’s operations, including the hiring of new employees, capital expenditures and related costs; technical difficulties or failures affecting Switchboard’s systems or the Internet in general; the cost of acquiring, and the availability of, content, including directory information and maps; Switchboard’s expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue; the cost and risks associated with any acquisition, and Switchboard’s ability to attract and retain highly skilled managerial and technical personnel.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of December 31, 2002, are invested in US agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of December 31, 2002.

Foreign Currency

Prior to January 1, 2002, our subsidiaries generally used the local currency as the functional currency. Assets and liabilities were translated into U.S. dollars at the period ended exchange rate and income and expense amounts were translated using the average rate prevailing for the period. Adjustments resulting from translation were included in accumulated other comprehensive income.

As of January 1, 2002, our remaining subsidiaries began using the U.S. dollar as the functional currency as we had substantially liquidated our remaining foreign subsidiaries. As a result, the translation gains/losses are included in net loss for 2002. Prior cumulative translation gains/losses within accumulated comprehensive income have been reversed and included in the net loss in 2002. To date, foreign currency exchange rate fluctuations have not had a material effect on our operating results or financial condition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of ePresence Inc.:

We have audited the accompanying consolidated balance sheet of ePresence Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 16. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePresence, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

January 23, 2003, except for the Settlement

of the lawsuit described in Note 13, as to

which the date is February 19, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ePresence, Inc.:

In our opinion, the consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2000 (appearing on pages 33 through 35 of this Form 10-K) present fairly, in all material respects, results of operations and cash flows of ePresence, Inc. and its subsidiaries at December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 1, 2001

ePRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands, except share and par amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$73,195	$33,022
Restricted cash	1,640	874
Marketable securities	16,533	47,817
Accounts receivable, less allowances of $1,330 and $1,973, respectively	4,872	11,216
Other current assets	1,875	6,658

Total current assets	98,115	99,587
Marketable securities	13,902	40,362
Property and equipment, net	3,271	6,139
Goodwill, net of accumulated amortization of $4,885 in 2001	—	14,780
Other assets, net of accumulated amortization of $3,183 in 2001	1,131	2,083

TOTAL ASSETS	$116,419	$162,951

LIABILITIES
Current liabilities:
Accounts payable	$1,927	$7,304
Accrued expenses	8,522	11,609
Other current liabilities	448	757
Deferred revenue	1,608	4,983
Current portion of long-term debt	2,699	2,357

Total current liabilities	15,204	27,010

Long-term debt, net of current portion	1,124	518

Minority interests in consolidated subsidiaries	24,522	26,237

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized—1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized—100,000,000 shares; issued 26,332,027 and 26,316,039 shares, respectively	263	263
Additional paid-in capital	172,014	173,140
Unearned compensation	(592)	(1,654)
Accumulated deficit	(60,420)	(28,712)
Accumulated other comprehensive income	283	1,019
Treasury stock at cost; 3,677,800 and 3,393,300 shares, respectively	(35,979)	(34,870)

Total shareholders’ equity	75,569	109,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$116,419	$162,951

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net revenues:
Services	$32,077	$51,711	$61,300
Switchboard	11,747	9,278	19,898

Total revenues	43,824	60,989	81,198

Cost of Revenues:
Services	21,649	35,777	33,857
Switchboard	3,744	3,518	3,491

Total cost of revenues	25,393	39,295	37,348

Gross profit	18,431	21,694	43,850

Operating Expenses:
Sales and marketing	15,012	42,312	49,409
Product development	5,446	6,702	3,473
General and administrative	15,135	19,192	17,851
Amortization of goodwill, intangibles and other assets	—	3,387	3,373
Impairment of goodwill	14,779	12,364	—
Restructuring and special charges	4,838	21,277	—
Loss on Viacom transaction	—	22,203	—

Total operating expenses	55,210	127,437	74,106

Loss from operations	(36,779)	(105,743)	(30,256)

Other Income/(Expense):
Interest income	3,776	6,513	7,624
Minority interest in losses of Switchboard	1,875	35,048	9,861
Interest expense	(164)	(90)	(61)
Gain on sale of Openwave, net	—	33,378	44,556
Other expenses, net	(321)	(1,857)	(2,055)

Total other income	5,166	72,992	59,925

Net (loss)/income from operations before income taxes and cumulative effect of accounting change	(31,613)	(32,751)	29,669
Provision for income taxes	95	11,025	14,614

Net (loss)/income before cumulative effect of accounting change	(31,708)	(43,776)	15,055
Cumulative effect of accounting change, net of tax of $1,855	—	3,445	—

Net (loss)/income	$(31,708)	$(40,331)	$15,055

Net (loss)/income per share:
Basic	$(1.42)	$(1.76)	$0.64

Diluted	$(1.42)	$(1.76)	$0.56

Weighted average number of common shares:
Basic	22,306	22,976	23,695

Diluted	22,306	22,976	26,727

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share amounts)

	Common Stock						Treasury Stock
			Additional Paid-in	Unearned	Accumulated Earnings/	Accumulated Other Comprehensive			Total Shareholders’
	Shares	Par	Capital	Compensation	(Deficit)	Income	Shares	Cost	Equity
Balance, December 31, 1999	24,783,670	248	93,648	(603)	(3,436)	54,074	(1,848,000)	(28,564)	115,367
Net income					15,055				15,055
Foreign currency translation adjustment						(240)			(240)
Change in net unrealized loss on investments						(29,287)			(29,287)

Comprehensive loss									(14,472)
Common stock issued under stock and option plans	1,279,976	13	8,891						8,904
Conversion of warrants									—
Repurchase of shares							(45,000)	(166)	(166)
Unearned compensation			2,927	(3,015)					(88)
Amortization on unearned compensation			(5)	875					870
Net change in subsidiary capital, net of minority interest			39,264						39,264

Balance, December 31, 2000	26,063,646	261	144,725	(2,743)	11,619	24,547	(1,893,000)	(28,730)	149,679
Net income					(40,331)				(40,331)
Foreign currency translation adjustment						(151)			(151)
Change in net unrealized loss on investments						(23,377)			(23,377)

Comprehensive loss	—								(63,859)
Common stock issued under stock and option plans	156,223	2	557						559
Issuance of Common Stock as contingent consideration under the Redbank purchase agreement	96,170	—	576						576
Conversion of warrants									—
Repurchase of shares							(1,500,300)	(6,140)	(6,140)
Unearned compensation			25	(25)					—
Amortization on unearned compensation				1,448					1,448
Net change in subsidiary capital, net of minority interest			27,257	(334)					26,923

Balance, December 31, 2001	26,316,039	$263	$173,140	$(1,654)	$(28,712)	$1,019	(3,393,300)	$(34,870)	$109,186
Net income					(31,708)				(31,708)
Foreign currency translation adjustment						274			274
Change in net unrealized loss on investments						(1,010)			(1,010)

Comprehensive loss									(32,444)
Common stock issued under stock and option plans	15,988		45						45
Repurchase of shares							(284,500)	(1,109)	(1,109)
Amortization on unearned compensation				906					906
Net change in subsidiary capital, net of minority interest			(1,171)	156					(1,015)

Balance, December 31, 2002	26,332,027	$263	$172,014	$(592)	$(60,420)	$283	(3,677,800)	$(35,979)	$75,569

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net (loss)/income	$(31,708)	$(40,331)	$15,055
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gain on sale of investments	(485)	(33,378)	(44,556)
Cumulative effect of accounting change	—	(5,300)	—
Other-than-temporary unrealized loss on available for sale investments	6	55	714
Depreciation and amortization	2,527	7,410	5,418
Minority interest	(1,875)	(35,048)	(9,861)
Loss on disposal of assets	16	1,407	325
Loss on sale of subsidiary	—	784	—
Restructuring and other charges, non-cash portion	3,247	19,388	—
Impairment of goodwill and other assets	14,779	12,364	—
Amortization of unearned compensation	1,062	1,550	870
Non-cash expense related to loan forgiveness	537	129	—
Amortization of AOL assets	2,000	4,048	412
Non-cash advertising and promotion	—	9,680	11,824
Loss on Viacom transaction	—	22,203	—
Expenses resulting from issuance of common stock and warrants related to third party agreements	—	(110)	—
Deferred income taxes	—	(682)	(4,005)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,359	6,689	(2,570)
Income tax receivable	1,228	(1,228)	—
Net discontinued liabilities	4	(599)	(3,634)
Other current assets	3,556	(2,199)	(4,909)
Other non-current assets	952	61	(5,910)
Directory services agreement	(2,000)	—	(6,500)
Accounts payable and accrued compensation and expenses	(10,131)	(2,354)	(2,945)
Accrued costs for restructuring and other charges	(1,184)	1,410	—
Deferred revenue	(3,387)	314	(850)

Net cash (used in) operating activities	(14,497)	(33,737)	(51,122)

Cash Flows from Investing Activities:
Capital expenditures	(935)	(4,810)	(4,303)
Proceeds from sales of investment	—	39,266	45,278
Acquisitions	—	(2,144)	(27,142)
Restricted cash	(766)	(874)	—
Proceeds from/(purchases of) marketable securities, net	57,142	257	(42,328)

Net cash provided by/(used in) investing activities	55,441	31,695	(28,495)

Cash Flows from Financing Activities:
Sale of equity in subsidiary, net	—	—	86,842
Net (payments on)/proceeds from sales lease-back	(1,799)	875	—
Proceeds from issuance of note payable	2,747	—	—
Purchase of treasury stock	(2,364)	(6,140)	(166)
Proceeds from stock plan purchases, stock options and warrants	361	817	2,680

Net cash (used in)/provided by financing activities	(1,055)	(4,448)	89,356

Effect of exchange rate changes on cash and cash equivalents	284	(214)	67

Net increase/(decrease) in cash and cash equivalents	40,173	(6,704)	9,806
Cash and cash equivalents at beginning of the year	33,022	39,726	29,920

Cash and cash equivalents at end of the year	$73,195	$33,022	$39,726

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$165	$90	$61
Income taxes	$152	$2,059	$1,870
Non-cash financing activity:
Issuance of common stock related to Redbank acquisition	$—	$576	$—

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF BUSINESS

ePresence, Inc., (“the Company”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. Historically, Switchboard’s results have been consolidated with the Company’s financial results, due to either the Company’s majority ownership of Switchboard or its control of the Switchboard Board of Directors as a result of a Voting Rights Agreement by and among the Company, Switchboard and Viacom. However, in January 2001, as a result of the termination of this Voting Rights Agreement and the Company’s ownership then being 38%, the Company ceased to consolidate Switchboard’s results with its financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in Note 25 in the Company’s Notes to Consolidated Financial Statements, the Company became owner of approximately 54% of Switchboard’s outstanding stock in October 2001. This change in ownership percentage resulted in the Company retroactively consolidating Switchboard’s revenues, expenses and other income and expense in the Company’s consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations for 2002, 2001 and 2000, respectively, are presented consistently herein on a consolidated basis. In addition, Switchboard’s assets and liabilities are consolidated in the Company’s Consolidated Balance Sheet as of December 31, 2002 and December 31, 2001. At December 31, 2002, the Company owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements comprise those of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Those instruments with original maturities between three and twelve months are considered to be short-term marketable securities, and investments with maturities of greater than one year are classified as long-term marketable securities. Cash equivalents and marketable securities are carried at market and consist primarily of U.S. government securities, corporate and municipal issues, and interest bearing deposits with major banks.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company classifies all of its marketable debt and equity securities as available for sale securities. These securities are valued at their fair value. Unrealized holding gains and losses are reported as a net amount in accumulated other comprehensive income, a separate component of shareholders’ equity.

In 2002, 2001 and 2000, purchases of marketable securities were $44,024,000, $117,340,000 and $446,414,000 respectively. In 2002, 2001 and 2000, proceeds from sales and maturities of marketable securities, excluding sales of Openwave, were $101,166,000, $117,597,000 and $404,086,000, respectively.

In 2002, 2001 and 2000, the Company recorded realized losses on marketable securities of $57,000, $4,000 and $5,000, respectively. In 2002, 2001 and 2000, the Company recorded a realized gain on marketable securities, excluding sales of Openwave, of $735,000, $269,000 and $33,000, respectively.

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

Revenue Recognition

The Company recognizes services revenues pursuant to time and material contracts generally as services are provided. Services revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs) with revisions to estimates reflected in the period in which changes become known. Service revenues include customer reimbursements for out-of-pocket expenses.

Switchboard generates its revenue primarily from merchant network and banner and site sponsorship advertising. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that they are able to make reliable judgments regarding the creditworthiness of their customers based upon historical and current

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information available to them. There can be no assurances that Switchboard’s payment experience with its customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be Switchboard’s failure to collect on invoiced amounts. Some of these amounts could be material, resulting in an increase in Switchboard’s provision for bad debts.

Switchboard revenues earned under the merchant network consist of advertising and platform services. Through Switchboard’s merchant network, Switchboard offers certain merchant alliance partners the ability to offer Switchboard.com distribution to their merchant advertisers. These efforts are reflected in Switchboard’s merchant network advertising revenues. For these advertising services, the merchant network alliance partners pay Switchboard a monthly fee based on the number of advertisements placed into Switchboard.com. This monthly fee is recognized as revenue by Switchboard as it is earned. Platform services relate to Switchboard’s offerings to their merchant network alliance partners, under which those alliance partners can enter into a development and licensing arrangement with Switchboard whereby they create and/or modify a private labeled web-hosted directory platform. Once the web-hosted directory platform is operational, Switchboard also earns additional fees based on the number of merchants promoted within the platform. Revenue received by Switchboard for such development and licensing arrangements is deferred until such time as the customer accepts the platform, at which time, such revenue is recognized ratably over the remaining life of the agreement. Any per merchant license fees or additional engineering and other services fees earned are recognized as earned due to their variable nature. In addition, included as an offset to revenue is consideration given to customers, for which the benefits of such consideration are not separately identifiable from the revenue obtained from those customers

Revenues earned under Switchboard’s banner and site sponsorships consist principally of advertising revenue earned though the Switchboard.com Web site. Specifically, Switchboard offers both site-wide banner and category specific banner programs on the Switchboard.com Web site.

Deferred revenue is principally comprised of billings relating to consulting engagements, advertising agreements and licensing fees received in advance of revenue recognition.

Foreign Currency Translation

Prior to January 1, 2002, the Company’s foreign subsidiaries generally used the local currency as the functional currency. Assets and liabilities were translated into U.S. dollars at the period ended exchange rate and income and expense amounts were translated using the average rate prevailing for the period. Adjustments resulting from translation were included in accumulated other comprehensive income.

As of January 1, 2002, the Company’s remaining foreign subsidiaries began using the U.S. dollar as the functional currency as the Company substantially liquidated its remaining foreign subsidiaries. As a result, the translation gains/losses in 2002 are included in net loss for 2002. Prior cumulative translation gains/losses within accumulated comprehensive income have been reversed and included in the net loss in 2002.

Minority Interest

Minority interest in consolidated subsidiary represents minority shareholders’ proportionate share of the equity in the Company’s subsidiary, Switchboard. At December 31, 2002, the Company owned approximately 52% of Switchboard’s outstanding common stock.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In January 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company for the year ended December 31, 2002. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 and the enhanced disclosures as required by SFAS No. 148.

At December 31, 2002, the Company has four stock-based employee compensation plans, which are more fully described in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The company has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans. The following table illustrates the compensation expense related to these transactions:

	2002	2001	2000
	(in thousands)
1992 Stock Incentive Plan	$724	$1,197	$825
2000 Non-Executive Stock Plan	182	252	45

Total compensation expense	$906	$1,449	$870

In addition, Switchboard has three stock-based employee compensation plans, which are more fully described in Switchboard’s Form 10-K for the year ended December 31, 2002. Switchboard also accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. In June 2001, Switchboard issued to one of its directors who is an officer of Switchboard options to purchase 150,000 shares of its common stock at a price below market value. Switchboard recorded $437,000 in value as unearned compensation resulting from the difference between the market value on the date of grant and the exercise price. Switchboard is amortizing this amount over the vesting period and recognized $156,000 and $102,000 of stock-based compensation expense in 2002 and 2001.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. In fiscal year 1996, the Company adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for its stock-based compensation plans under the fair value method as described in SFAS 123. Had compensation cost for the Company’s stock-based compensation plans been recorded based on the fair value of awards at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net (loss)/income and (loss)/income per share for the years ended December 31, 2002, 2001, and 2000 would have been increased/(decreased) to the pro forma amounts indicated below:

	2002	2001	2000
	(in thousands except per share amounts)
Net (loss)/income as reported	$(31,708)	$(40,331)	$15,055
Add: Stock-based employee compensation expense included in reported net income	987	1,491	870
Less: Total stock-based compensation expense determined under fair value based method for all awards	(7,342)	(11,172)	(11,920)

Pro forma net (loss)/income	$(38,063)	$(50,012)	$4,005

Basic and diluted (loss)/income per share as reported:
Basic	$(1.42)	$(1.76)	$0.64
Diluted	$(1.42)	$(1.76)	$0.56
Pro forma basic and diluted (loss)/income per share:
Basic	$(1.71)	$(2.18)	$0.17
Diluted	$(1.71)	$(2.18)	$0.15

The fair value of each of the Company’s option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000 as follows:

	2002	2001	2000
Risk-free interest rates	4.3%	5.0%	6.4%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	101%	80%	105%
Weighted average fair value of options granted	$2.49	$2.69	$10.46
Weighted average remaining contractual life of options outstanding	7.25 years	7.97 years	8.30 years

The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. Additional awards in future years are anticipated. SFAS No. 123 does not apply to awards granted prior to 1995. The 2002 pro forma amounts include $685,000 of pro forma income related to stock option forfeiture experience.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each of Switchboard’s option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

	Year Ended December 31,
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	130%	130%	100%
Risk free interest rate	3.9%	4.3%	6.2%
Expected lives	4 years	4 years	4 years

Concentration of Credit Risk and Significant Customers

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of any significant off balance sheet and credit risk concentrations. Financial instruments that subject the Company to the potential for credit risk consist primarily of trade accounts receivable. The Company sells its services principally through a direct sales force to customers in a broad range of industries. The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses, and to date, such losses have been within management’s expectations.

Historically, the Company has not experienced significant losses related to its accounts receivable. One customer accounted for 17% of revenues in 2002 and two customers accounted for 22% of revenue in 2001. No one customer accounted for more than ten percent of consolidated revenues in 2000. In 2001, the majority of the Company’s European revenue was concentrated in Germany and the United Kingdom. In 2000, the majority of the Company’s European revenue was concentrated in Germany, the United Kingdom and The Netherlands. At December 31, 2002, two customers accounted for 23% of consolidated net accounts receivable. At December 31, 2001, two customers accounted for 42% of consolidated net accounts receivable. At December 31, 2000, no customers accounted for more than 10% of consolidated net accounts receivable. At December 31, 2002 and 2001, approximately 1% and 4% of consolidated net accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2002, 2001 and 2000, foreign sales accounted for 2%, 10% and 13% of total revenues, respectively.

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging

In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. SFAS No. 133 establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. If derivatives do not meet the criteria for hedge accounting, any gain or loss resulting from changes in value must be recognized in earnings immediately.

As discussed in Note 19, on January 1, 2001 the Company was party to two separate hedging contracts related to its investment in Openwave. Since the Company did not designate these hedges, the fair market value of these hedges, $5,300,000 at January 1, 2001, was recorded as an asset and, accordingly, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,445,000 (an earnings per share impact of $0.15). Upon liquidation of the Openwave investment these hedges were terminated and were offset against the gain from the sale of Openwave. These changes had no effect on the consolidated net income of the Company for the period ending December 31, 2001. Aside from these hedges, at January 1, 2001 and through December 31, 2002, the Company was not party to any other derivative instruments.

Upon liquidation of the Company’s Openwave position in January 2001, these hedges were terminated. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges.

Comprehensive Income

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has disclosed comprehensive income/(loss) for all periods presented in the accompanying statements of shareholders’ equity.

Advertising Expense

Advertising costs are expensed as incurred and totaled $34,000, $15,430,000 and $16,719,000 in the years ended December 31, 2002, 2001 and 2000, respectively. In 2001 and 2000, the costs included $9,680,000 and $11,824,000 of non-cash CBS advertising received from Viacom Inc. (formerly CBS Corporation, Note 25), respectively.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    ADOPTION OF EITF 01-9

Effective January 2002, Switchboard adopted Emerging Issues Task Force (“EITF”) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”), which became effective for fiscal years beginning after December 15, 2001. Switchboard has concluded that EITF 01-9 is applicable to the accounting for its directory and local advertising platform services agreement with AOL (“Directory Agreement”). Switchboard’s 2000 and 2001 results have been adjusted to conform to the presentation required by EITF 01-9. Accordingly, Switchboard has decreased its merchant network revenue by $2,000,000, $4,000,000 and $412,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and reduced its operating expenses by a corresponding amount. The adoption of EITF 01-9 had no effect on either the consolidated or Switchboard’s net income or capital resources. The following table illustrates the effect of the application of EITF 01-9 on Switchboard’s results:

Switchboard:

	Year Ended December 31,
	2002	2001	2000
Switchboard gross revenue	$13,747	$13,326	$20,310
Less: Amortization of consideration given to AOL	(2,000)	(4,048)	(412)

Switchboard net revenue	$11,747	$9,278	$19,898

Switchboard operating expenses	$15,924	$79,783	$37,528
Less: Amortization of consideration given to AOL	(2,000)	(4,048)	(412)

Switchboard net operating expenses	$13,924	$75,735	$37,116

NOTE 4.    MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31, 2002 and 2001:

	2002		2001
Security Type	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value	Amortized Cost
	(in thousands)

Maturing within one year:
Common Stock
U.S. Treasury Notes	$5,138	$5,066	$19,211	$18,801
Commercial Paper/Agencies	9,848	9,780	6,152	6,003
U.S. Corporate Debt Securities	1,547	1,540	14,876	14,738
Marketable CDs	—	—	2,001	2,001
Warrants	—	—	6	6
Municipal Obligations	—	—	5,571	5,511

	$16,533	$16,386	$47,817	$47,060

Maturing after one year through five years:
Commercial Paper/Agencies	$7,775	$7,579	$18,931	$18,198
U.S. Treasury Notes	2,037	2,017	5,191	4,996
U.S. Corporate Debt Securities	2,590	2,547	16,240	15,856
Municipal Obligations	1,500	1,500	—	—

	$13,902	$13,643	$40,362	$39,050

Totals	$30,435	$30,029	$88,179	$86,110

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains/(losses) are included in shareholders’ equity and accumulated other comprehensive income, net of tax.

NOTE 5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,
	2002	2001
	(in thousands)

Computer and peripherals	$6,668	$7,726
Equipment	5,170	5,090
Furniture and fixture	1,163	1,663
Leasehold improvements	1,079	1,770

Total cost	14,080	16,249
Accumulated depreciation and amortization	(10,809)	(10,110)

Net property and equipment	3,271	6,139

Depreciation expense during 2002, 2001 and 2000 was $2,490,000, $3,120,000 and $2,194,000, respectively. At December 31, 2002, 2001 and 2000, 0%, 4% and 5%, respectively, of the Company’s fixed assets were deployed or resided internationally. Prior to 2002, the principal international locations were the United Kingdom, Germany, The Netherlands and Australia.

NOTE 6.    GOODWILL, OTHER LONG LIVED ASSETS

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which requires the Company to discontinue amortization of goodwill as of December 31, 2001. The Company adopted SFAS 142 during the first quarter of 2002 and ceased amortizing goodwill with a net book value of $14,780,000 as of the beginning of fiscal 2002. The Company completed an assessment of fair value of goodwill in the second quarter of 2002 and updated the assessment in the third quarter of 2002 due to the continued decline in economic conditions. Neither of these assessments indicated an impairment of goodwill. However, in the fourth quarter of 2002, the Company completed its yearly assessment of fair value of goodwill and based upon this impairment analysis, the results indicated that the carrying amount of the goodwill would not be fully recovered through estimated undiscounted future operating cash flows, an impairment charge of $14,779,000 was recorded during the year ended December 31, 2002. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

The following table presents net (loss)/income as reported and net (loss)/income on a pro forma basis as if SFAS 142 had been adopted on January 1, 2000:

	Twelve months ended December 31,
	2001	2000
	(in thousands)
Net (loss)/income—as reported	$(40,331)	$15,055
Amortization of goodwill	3,025	2,263

Net (loss)/income—as adjusted	(37,306)	17,318
Basic and diluted (loss)/income per share—as reported:
Basic—as reported	$(1.76)	$0.64
Diluted—as reported	$(1.76)	$0.56
Basic and diluted (loss)/income per share—as adjusted:
Basic—as adjusted	$(1.62)	$0.73
Diluted—as adjusted	$(1.62)	$0.65

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which was effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. SFAS No. 144 did not have an impact on the Company’s financial position financial position, results of operations and cash flows.

NOTE 7.    DEBT

On November 7, 2002, the Company entered into a $10,000,000 revolving line of credit with Silicon Valley Bank (“SVB”) that provides for borrowings at SVB’s prime rate. This credit agreement has a one-year term and contains covenants relating to the maintenance of certain financial ratios. The Company had no borrowings under this facility outstanding at December 31, 2002.

On November 24, 2000, Switchboard acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2,000,000 in cash, which was to be paid on or before May 24, 2002, and $38,000 in recorded value of stock options to purchase 10,200 shares of Switchboard’s common stock issued to non-employees. Switchboard did not pay the $2,000,000 on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed $2,000,000 into an escrow account, which is to be held until the resolution of this dispute. In October 2002, Switchboard paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1,600,000 of the note payable, which is non-interest bearing, is classified separately in the accompanying financial statements. Switchboard has recorded $1,604,000 as restricted cash at December 31, 2002 related to the cash held in escrow. Switchboard used a 0% dividend yield, 100% expected volatility, 6.297% risk free interest rate, 5.0 year life and fair value of $4.750 per share as inputs to the Black-Scholes option pricing model to determine the value attributable to the options to purchase 10,200 shares of Switchboard’s common stock. Additionally, there was an 18-month earn-out of up to $2,000,000 contingent on performance to be paid on or before July 8, 2002. These performance criteria were not met, therefore no liability related to this contingency has been recorded.

In December 2001, Switchboard exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, Switchboard recorded an impairment charge of $1,859,000 related to the Envenue goodwill. This impairment charge was recorded as a component of special charges within the consolidated and Switchboard’s statement of operations (See Note 12).

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2001, Switchboard entered into a computer equipment sale-leaseback agreement with Fleet Capital Corporation (“FCC”) under which Switchboard was able to lease up to $3,000,000 of equipment. Under the agreement, Switchboard was to have leased computer equipment over a three-year period ending on June 28, 2004. At December 31, 2001, Switchboard had utilized approximately $1,101,000 of this lease facility. The agreement had an estimated effective annual percentage rate of approximately 7.90%. Under the terms of the agreement, Switchboard was required to maintain on deposit with Fleet a compensating balance, restricted as to use, in an amount equal to the principal outstanding under the lease. Switchboard had accounted for the transaction as a capital lease. In May 2002, Switchboard paid $794,000 to FCC to terminate its lease obligations with FCC through an early buy-out. The $794,000 was comprised of $764,000 in outstanding principal under the lease and $30,000 in expenses associated with the early termination. In exchange for the amount paid, Switchboard assumed all right and title to the assets leased under the facility. Additionally, Switchboard’s requirement to maintain a compensating balance with Fleet was eliminated.

In June 2002, Switchboard entered into the SVB Financing Agreement (as previously defined in Management’s Discussion and Analysis of Financial Conditions and Results of Operations), under which Switchboard has the ability to borrow up to $4,000,000 for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30 month period. As of December 30, 2002, Switchboard had utilized $2,700,000 of this facility. The facility provided for the ability to fund additional equipment purchases of up to $1,300,000 through March 31, 2003. The agreement also provides for a $1,000,000 revolving line of credit at an interest rate equal to prime. At December 31, 2002, no borrowings were outstanding under the revolving line of credit. Switchboard has recorded a note payable to SVB on its balance sheet totaling $2,200,000 for equipment financed as of December 31, 2002, of which $1,100,000 is classified as a current liability.

As a condition of the SVB Financing Agreement, Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Covenants in the Agreement require Switchboard to maintain in deposit or in investment accounts with SVB at least $20,000,000 in unrestricted cash. Borrowings under the Agreement are collateralized by all of Switchboard’s tangible and intangible assets, excluding intellectual property.

NOTE 8.    ACQUISITIONS

In January 2000, the Company acquired ePresence, Inc. (currently named ePresence Web Consulting, Inc. and hereinafter defined as “EPI”), a privately held business services company based in Red Bank, New Jersey that specialized in portal design, development and integration. Consideration for the acquisition was $10,614,000 and was comprised of cash and common stock. Through December 31, 2001, approximately $10,037,000 of cash was paid and 96,170 shares of common stock valued at $577,000 were issued based upon the achievement of certain performance measures. The common stock was issued to the former stockholders and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $10,082,000 which would have been amortized over a ten-year period but for the adoption of SFAS No. 142 in the first quarter of 2002.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the assets acquired and liabilities assumed in the EPI acquisition follows (in thousands):

Estimated fair values
Assets acquired	$1,553
Liabilities assumed	(1,021)
Goodwill	9,505
Contingent common stock settlement	577

Purchase price	10,614
Less cash acquired and common stock settlement	(597)

Net cash paid	$10,017

In May 2000, the Company acquired Strategic Network Designs, Inc. (currently named ePresence CRM, Inc. and hereinafter defined as “SND”), a privately held business services company based in Clark, New Jersey that specialized in customer relationship management, e-mobility, wireless and custom application solutions. The total purchase price of $22,085,000, excluding transaction expenses, included consideration of $17,585,000 in cash, 221,713 shares of common stock valued at $2,356,000 and a one-year earnout which totaled $2,144,000 contingent on performance. The common stock was issued to former stockholders of SND and was related to the original purchase and was not based on employee retention or other consideration for services. The acquisition has been accounted for using the purchase method of accounting. The Company recorded gross intangibles of approximately $21,946,000 which would have been amortized over a ten-year period but for the adoption of SFAS No. 142 in the first quarter of 2002.

A summary of the assets acquired and liabilities assumed in the SND acquisition follows (in thousands):

Estimated fair values
Assets acquired	$3,073
Liabilities assumed	(2,934)
Goodwill	19,802
Contingent cash settlement	2,144
Purchase price	22,085
Less cash acquired	(556)

Net cash paid	$21,529

Due to the decline in business conditions, the Company initiated cost savings programs and realigned resources to focus on profit contribution and core opportunities. Based upon impairment analyses which indicated that the carrying amount of the goodwill and purchased intangible assets would not be fully recovered through estimated undiscounted future operating cash flows, impairment charges of $14,779,000 and $12,364,000 were recorded during the years ended December 31, 2002 and 2001, respectively. Goodwill was fully impaired as of December 31, 2002. The impairment of goodwill was measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows attributable to such goodwill.

NOTE 9.    EMPLOYEE BENEFIT PLANS

In 1989, the Company established a savings and profit sharing plan covering substantially all U.S. employees. The plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 1994, the Company elected to match an employee’s elective deferrals to the plan based upon a prescribed formula. The maximum matching contribution was 2% of an employee’s annual compensation. Vesting is over a four-year period and begins on the date of hire. The Company contributed $307,000, $276,000, and $268,000 in 2002, 2001, and 2000, respectively.

In January 2000, the Company acquired EPI and elected to continue administering the savings and profit sharing plan that was adopted by EPI on January 1, 1997. The maximum matching contribution was 4% of an employee’s annual compensation. Vesting is over a four-year period and begins four months from the date of hire. The Company contributed $125,000 and $82,000 in 2001 and 2000, respectively. In 2002, all employees were incorporated into the 1989 plan.

In May 2000, the Company acquired SND and elected to continue administering the savings and profit sharing plan that was adopted by SND on January 1, 1997. The maximum matching contribution was 3% of an employee’s annual compensation. Vesting is over a four-year period and begins three months from the date of hire. The Company’s contribution was $79,000 and $203,000 in 2001 and 2000, respectively. In 2002, all employees were incorporated into the 1989 plan.

NOTE 10.    ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31,
	2002	2001
	(in thousands)
Compensation	$2,587	$3,697
Restructuring	3,196	3,089
Microsoft Expense Funding	—	711
Other	2,739	4,112

Total	8,522	11,609

NOTE 11.    RESTRUCTURING CHARGES

In 2002, as part of the Company’s plan to implement cost-cutting measures, the Company recorded net pre-tax charges of $4,000,000 during the first quarter of 2002 and $1,100,000 in the fourth quarter of 2002, for a combined charge of $5,100,000 for services restructuring activities. The reductions were focused principally on the closure of our offices in Germany and the United Kingdom, reductions in our marketing and general and administrative functions, and the elimination of several senior management and executive-level positions. These charges included workforce reductions of approximately 75 positions, office closures and asset write-offs.

At December 31, 2002, the Company had utilized approximately $2,400,000 in total of the liability of which $960,000 was severance related costs, and the remainder related to office closures and asset write-offs. The remaining 2002 liability at December 31, 2002 was approximately $2,687,000 of which $2,500,000 is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining 2002 liability by the end of fiscal year 2003.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the 2002 restructuring charges of the Company’s services segment:

	Year Ended December 31, 2002
	(in thousands)
	Total Charges	Cash Payments	Non-cash Charges	Accrual/Reserve Balance
Staff reductions	$1,826	$960	$—	$866
Office closures and other costs	2,612	763	—	1,849
Asset write-offs	662	—	690	(28)

	$5,100	$1,723	$690	$2,687

In 2001, as part of the Company’s plan to implement cost-cutting measures in its services business, the Company recorded net pre-tax charges of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. At December 31, 2002, the Company had utilized approximately $3,496,000 in total of the 2001 liability of which $1,966,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining 2001 liability at December 31, 2002 was approximately $457,000, of which $211,000 is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining 2001 liability by the end of fiscal year 2003.

The following table summarizes both the 2001 and 2002 restructuring and other charges of the Company’s services segment:

	Year Ended December 31, 2002
	(in thousands)
	Accrual/ Reserve Balance 12/31/01	Total Charges	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 12/31/02
Staff reductions	$533	$1,826	$1,551	$—	$808
Office closures and other costs	885	2,612	1,091	—	2,406
Asset write-offs	130	662	—	862	(70)

	$1,548	$5,100	$2,642	$862	$3,144

NOTE 12.    SPECIAL (CREDITS) AND CHARGES

For the year ended December 31, 2002, Switchboard recorded the reversal of $262,000 in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected results in the subleasing of idle office space which Switchboard had reserved for as part of its 2002 special charges. Under a non-cancelable sublease, Switchboard received $72,000 in 2002 and anticipates receiving $144,000, $144,000 and $60,000 in 2003, 2004 and 2005, respectively.

In December 2001, Switchboard recorded net pre-tax special charges of approximately $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard’s workforce. The restructuring resulted in 21 employee separations.

Included in the $15,600,000 impairment charge for certain assets is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. Switchboard

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessed the value of its assets related to its AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon impairment analysis which indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11,700,000 was recorded as an additional component of special charges during 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, Switchboard recorded as a component of the $15,600,000 impairment charge, $1,900,000 related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of Switchboard’s change in overall strategy from a destination site to a technology provider, Switchboard no longer considered this prepaid advertising to be complementary to its corporate strategy. Accordingly, Switchboard recorded $1,400,000 for the impairment of these prepaid advertising assets.

Of the total $1,400,000 Switchboard facilities and severance charge, which is net of the $262,000 special credit recorded in 2002, approximately $1,200,000 is cash related. As of December 31, 2002, $1,300,000 of the original $1,400,000 accrual had been utilized by Switchboard. A liability of $52,000 remains on both our Consolidated Balance Sheet and Switchboard’s balance sheet as of December 31, 2002 relating to the special charges.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through March 2014. Rental expense under these leases totaled $679,000, $1,671,000 and $1,582,000 in 2002, 2001 and 2000, respectively. Under some of these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance.

At December 31, 2002, future minimum lease payments under operating leases with initial terms exceeding one year are as follows (in thousands):

2003	$2,294
2004	1,804
2005	1,339
2006	211
2007	211
Thereafter	1,524

Total future minimum lease payments	$7,383

The total of future minimum rentals to be received under non-cancelable subleases related to the above leases are $350,000, $123,000 and $92,000 for the years ending 2002, 2003 and 2004, respectively.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of the Company’s property is the subject.

On May 31, 2002 Switchboard was sued in the Superior Court of Suffolk County, Massachusetts by the former stockholders of Envenue, Inc., from whom Switchboard purchased all of the stock of Envenue in November 2000. The suit, styled Douglass J. Wilson et al v. Switchboard Incorporated et al, Civil Action No. 02-2370 BLS, alleges that Switchboard breached its agreement with the plaintiffs by failing to pay the purchase price of the Envenue stock when it became due on May 24, 2002. Switchboard paid $400,000, plus interest of $10,060. representing a portion of the purchase price, to the plaintiffs. The suit seeks payment of $1,600,000, representing the balance of the purchase price, plus additional unquantified damages including treble damages under Mass. Gen. Laws c. 93A. The court heard oral argument on Switchboard’s motion to dismiss the complaint in November 2002, and subsequently granted that motion in part. The plaintiffs subsequently amended their complaint. Switchboard has moved to dismiss the amended complaint and is awaiting the court’s ruling on that motion.

On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard’s initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Greenlaw and Mr. Polnerow are officers of Switchboard, and Mr. Jewett is a former officer of Switchboard. The complaint is captioned Kristina Ly v. Switchboard Incorporated, et al., 01-CV-10595. In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuers and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants’ motion to dismiss, denying it in large part, but granting portions of it. In doing so, the court dismissed the plaintiffs’ claims under Section 10b-5 of the Securities Act of 1933 against certain defendants, including Switchboard.

NOTE 14.    PREFERRED STOCK

The Company has authorized 1,000,000 shares of an undesignated preferred stock. The preferred stock is $.01 par value and may be issued in one or more series with voting rights and preferences to be determined by the Board of Directors. In March 1998, 263,158 shares were designated as Series A Convertible Preferred Stock and were issued to HarbourVest Partners along with warrants to purchase 65,790 shares of Series B Convertible Preferred Stock and 65,790 shares of Series C Convertible Preferred Stock at an exercise price of $45.00 and $50.00 per share, respectively, in exchange for cash of $9,500,000, net of issuance costs of $500,000. Each share of preferred stock was initially convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for certain dilutive issuances. In June 1999, the 263,158 shares of Series A Convertible Preferred Stock, held by HarbourVest Partners, automatically converted into 2,631,580 shares of common stock. On March 10, 2000, the warrants to purchase shares of Series B and Series C Convertible Preferred Stock converted into warrants to purchase an aggregate of 1,315,800 shares of common stock.

NOTE 15.    STOCK OPTION PLANS

Under the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Stock Incentive Plan”), the Company was permitted to grant incentive stock options and non-statutory options for the purchase of an aggregate of 5,470,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2002, 2,784,051 options and shares were outstanding under this plan, of which 360,000 shares

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were subject to the Company’s repurchase right and certain other restrictions for a period of up to three years. The 1992 Stock Incentive Plan provided that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options outstanding under this plan generally vest ratably over a three-year period and expire ten years from the date of grant.

Effective as of June 2002 no further options or other awards may be made under this plan, but options and other awards previously granted may remain outstanding beyond this date.

The 1992 Stock Incentive Plan also permited awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. In October 1998, the Company issued 396,000 shares of restricted common stock to executive officers and certain members of senior management at par value. An amount for unearned compensation of $1,426,000 was recorded within shareholders’ equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 480,000 shares and 40,000 shares of restricted stock were issued in 2000 and 1999, respectively. An additional $2,560,200 and $277,000 was recorded as unearned compensation within shareholders’ equity in 2000 and 1999, respectively, equal to the fair market value of the stock on the date it was issued, less the purchase price. In 2000, 35,600 shares of restricted stock were cancelled, and 10,000 shares of restricted stock were cancelled in 1999. Amortization of $724,447, $1,196,652 and $824,527 was recorded in 2002, 2001 and 2000, respectively, as compensation expense related to these issuances. The remainder of the unearned compensation will be amortized over a period of up to three years from the date of issuance.

The Company currently holds notes receivable for a total of approximately $1,070,000 from executive officers and other members of senior management of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The principal plus accrued interest on the remaining $1,045,000 will be forgiven at a rate of 20% on the anniversary date of the note, over a five-year period subject to continued employment. In 2002, $299,000 was forgiven based on the provisions in the notes. The portion of the notes and the accrued interest to be forgiven within the year are recorded as other current assets and the remaining balance on the notes are recorded as an other non-current asset.

Under the Company’s 2000 Non-Executive Stock Incentive Plan (the “2000 Non-Executive Stock Plan”), the Company may grant non-statutory options for the purchase of an aggregate of 1,250,000 shares of common stock to employees, consultants and advisors. At December 31, 2002, 817,484 options were outstanding under this plan. These options vest ratably over a three-year period and expire ten years from the date of grant.

The 2000 Non-Executive Stock Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. On October 19, 2000, the Company issued 80,000 shares of restricted stock to certain members of senior management at par value of which 46,000 shares were outstanding at December 31, 2001. These shares are subject to the Company’s repurchase right and certain other restrictions for a period of up to two years. An amount for unearned compensation of $454,200 was recorded within shareholders’ equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 6,000 shares of restricted stock were issued in 2001. An additional $25,000 was recorded as unearned compensation within shareholders’ equity in 2001 equal to the fair market value of the stock on the date it was issued, less the purchase price. Amortization of $181,924, $252,000 and $45,175 was recorded in 2002, 2001 and 2000, respectively, as compensation expense related to these issuances.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”), the Company may grant stock options and other stock based awards for the purchase of an aggregate of 1,200,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2002, 728,000 options were outstanding under this plan. The 2001 Plan provides that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options generally vest ratably over a three-year period and expire ten years from the date of grant.

Under the Company’s 1992 Director Stock Option Plan, as amended (the “1992 Director Plan”), the Company may grant non-statutory stock options for the purchase of up to an aggregate of 325,000 shares of common stock to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Under the terms of the 1992 Director Plan, initial options are automatically granted to each eligible director upon his or her initial election as a director that cover 40,000 shares of common stock, and annual options are automatically granted on the date of each Annual Meeting of Shareholders of the Company that cover 10,000 shares of common stock. In addition, after four years of service on the Board, each director will automatically receive an option that covers 20,000 shares. The 1992 Director Plan provides that options shall be granted at the fair market value of the Company’s common stock at the grant date. Annual options generally vest twelve months after the grant date and initial options and service options vest ratably over a four-year period. At December 31, 2002, 295,000 options were outstanding under the 1992 Director Plan.

In 2001, the Board of Directors had suspended the Company’s 1995 Employee Stock Purchase Plan until further notice. Under this plan, as amended, 1,050,000 shares of common stock were available to all full-time employees through semi-annual offerings. At December 31, 2001 and 2002, 1,010,378 shares of common stock had been purchased under this plan.

In May 2000, the Company acquired SND and assumed the 2000 SND Stock Incentive Plan. At December 31, 2002, 38,600 options were outstanding under this plan. The 2000 SND Stock Incentive Plan provides that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options generally vest ratably over a three-year period and expire ten years from the date of grant.

During 1997, in addition to the options described above, options to purchase an aggregate of 1,300,000 shares were issued to four executive officers of the Company. The underlying shares were registered with the SEC and generally vest over a four-year period. At December 31, 2002, 760,000 of such options were outstanding.

A summary of the status of the Company’s stock plans as of December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below.

	2002		2001		2000
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares		Shares
	(share amounts in thousands)
Outstanding at beginning of year	5,085	$6.68	4,447	$8.81	3,222	$7.11
Granted	1,113	$3.54	1,981	$3.89	2,492	$10.50
Exercised	(16)	$2.83	(91)	$2.79	(424)	$3.98
Cancelled	(1,119)	$7.56	(1,252)	$6.80	(843)	$9.71

Outstanding at end of year	5,063	$5.81	5,085	$6.68	4,447	$8.81

Options exercisable at end of year	3,165	$6.58	2,362	$6.87	1,450	$5.20

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock options at December 31, 2002:

(share amounts in thousands)

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(share amounts in thousands)
$1.15-$2.25	796	4.9 years	$2.19	696	$2.23
$2.26-$3.99	1,686	8.5 years	$3.37	465	$3.30
$4.00-$6.50	1,000	7.9 years	$5.16	656	$5.54
$6.51-$10.00	754	6.6 years	$8.58	717	$8.62
$10.01-$20.00	827	6.9 years	$12.49	631	$12.57

	5,063			3,165

NOTE 16.	SWITCHBOARD NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1,400,000 arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of December 31, 2002, 300,000 of such shares were unvested and restricted from transfer. On each of January 4, 2003, 2004, 2005 and 2006, 75,000 of these restricted shares vests. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or January 4, 2008. At December 31, 2002, Switchboard recorded $1,500,000 in principal and interest as a note receivable classified within its stockholders’ equity. During 2002, Switchboard recorded $71,000 in interest income resulting from this note receivable.

NOTE 17.    STOCK REPURCHASE

In December 2000, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from the Company’s existing cash and investment balances along with cash generated from operations. As of December 31, 2002, the Company had expended $7,415,000 toward stock repurchases of which $1,109,000, $6,140,000 and $166,000 was expended during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 18.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2002, the EITF issued Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Issue No. 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. Issue No 01-14 is effective for all financial reporting periods beginning after December 15, 2001, and upon adoption there is a requirement to present comparative prior period financial information. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as revenue and recorded the applicable cost as cost of revenue. As a result, the adoption of Issue No 01-14 did not have an impact on the Company’s financial position, results of operations or cash flows.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for the Company on January 1, 2003. SFAS No. 146 creates a model whereby liability is recognized at fair value in period occurred rather than at date of commitment to a plan. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations and cash flows.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 19.    SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. (“Software.com”), a company which supplies Internet messaging solutions to services providers. During the year ended December 31, 2000, the Company sold 491,202 shares of common stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At December 31, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within shareholders’ equity.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2001, the Company liquidated its Openwave position for gross proceeds of approximately $44,006,000 and a realized gain of approximately $33,378,000. The Company paid a fee of $4,740,000 as a result of the early liquidation of the hedge contracts. The gain on sale of Openwave reported by the Company in its statement of operations includes the effect of writing off the previously recorded asset related to these hedges. As of December 31, 2002, the Company held no shares of Openwave.

NOTE 20.    SALE OF SUBSIDIARY

On March 22, 2001, the Company sold its Australian subsidiary to an Australian-based company. The Company exchanged its shares in the Australian subsidiary for a 10% interest in the acquiring company. The Company recorded a $1,039,000 loss as a result of the transaction and valued the 10% interest received at zero.

NOTE 21.    INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Current tax expense:
Federal income taxes	$—	$—	$328
State income taxes	48	—	1,045
Foreign income taxes	47	—	(19)

Total current expense	95	—	1,354

Deferred tax expense:
Federal income taxes	(8,938)	(31,474)	12,194
State and local	(1,867)	(8,879)	1,066
Foreign income taxes	—	—	—
Valuation allowance	10,805	51,378	—

Total deferred expense	—	11,025	13,260

Total	$95	$11,025	$14,614

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s adoption of SFAS No. 133, the Company had recorded a $1,855 provision as part of its cumulative effect of change in accounting policy in 2001.

The tax effects of the temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2002 and December 31, 2001 were as follows:

	December 31, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Current:
Bad debts	$568	$—	$574	$—
Employee benefits and compensation	72	—	107	—
FAS115	—	(46)	—	(206)

Total Current	640	(46)	681	(206)

Non-Current:
Goodwill and other intangibles	9,332	—	4,122	—
Net operating loss and credit carryforwards	47,125	—	34,570	—
Fixed assets	1,092	—	1,322	—
Accrual to cash	—	(200)	—	(200)
Other	1,528		1,228	—
Prepaid advertising & restructuring	2,854	—	9,861	—

Total non-current	61,931	(200)	51,103	(200)

Total deferred taxes before valuation allowance	62,571	(246)	51,784	(406)

Net deferreds before valuation allowance	62,325		51,378
Valuation allowance	(62,325)		(51,378)

Net deferred tax asset	$—		$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $62,325,000 and $51,378,000 for December 31, 2002 and 2001, respectively, has been established for deferred tax assets.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $104,208,000 and $117,718,000, respectively. The federal net operating loss carryforwards will begin to expire in 2012 and the state net operating loss carryforwards began to expire in 2002.

Switchboard is not a member in the Company’s consolidated federal income tax return because they are less than 80% owned by vote and value. Switchboard has net operating loss carryforwards for federal and state tax purposes of approximately $86,874,000 and $86,848,000, respectively.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $17,334,000 and $30,870,000, respectively from its services business.

Ownership changes resulting in the Company’s issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in the future.

A reconciliation of the Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2002	2001	2000
Tax at statutory rate	(35.0% )	(35.0% )	35.0%
State Income Taxes, net of U.S. federal benefit	(4.0)	(17.6)	4.6
Non-Deductible Goodwill Amortization	6.0	6.7	1.1
Minority Interest	(2.1)	(37.9)	9.2
Foreign Losses not benefited	(0.5)	(3.8)	(1.1)
Other	(0.1)	1.6	0.5
Valuation Allowance	—	51.3	—
Losses not benefited	36.0	68.4	—

Effective Rate	0.3%	33.7%	49.3%

NOTE 22.    BASIC AND DILUTED (LOSS)/EARNINGS PER SHARE

Basic (loss)/earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share include the dilutive effect of potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock. For the years ended December 31, 2002, 2001 and 2000, a reconciliation of basic and diluted shares were calculated as follows:

	Years ended December 31,
	2002	2001	2000
	(in thousands)
Weighted average common shares outstanding—Basic	22,306	22,976	23,695
Weighted average common potential shares	—	—	3,032

Total diluted shares	22,306	22,976	26,727

Options to purchase 5,063,000, 5,085,000 and 855,200 shares of common stock outstanding during the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23.    SEGMENT INFORMATION

As described in Note 1. “Nature of Business,” the Company has two reportable segments: Services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Services:
Revenues	$32,077	$51,711	$61,300
Cost of Revenues	21,649	35,777	33,857

Gross Profit	10,428	15,934	27,443
Operating Expenses:
Sales and marketing	10,329	17,706	20,225
General and administrative	11,078	15,011	14,548
Amortization of goodwill and intangibles	—	2,668	2,217
Impairment of goodwill	14,779	12,364	—
Restructuring and other charges	5,100	3,953	—

Operating Expenses	41,286	51,702	36,990

Operating loss	$(30,858)	$(35,768)	$(9,547)

Total assets	$58,631	$97,116	$132,608

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Switchboard:
Revenues	$11,747	$9,278	$19,898
Cost of Revenues	3,744	3,518	3,491

Gross Profit	8,003	5,760	16,407
Operating Expenses:
Sales and marketing	4,683	24,606	29,184
Product development	5,446	6,702	3,473
General and administrative	4,057	4,181	3,303
Amortization of goodwill and intangibles	—	719	1,156
Impairment of other assets	—	11,723	—
Restructuring and special charges	(262)	5,601	—
Loss on Viacom transaction	—	22,203	—

Operating Expenses	13,924	75,735	37,116

Operating loss	$(5,921)	$(69,975)	$(20,709)

Total assets	$57,788	$65,835	$98,557

For the year ended December 31, 2002, the Company focused on the delivery of its services in the United States. For the years ended December 31, 2001 and 2000, the Company delivered its services worldwide.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Switchboard delivers its revenues within North America. Consolidated revenues can be grouped into geographic areas as follows:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Revenues from unaffiliated customers:
North America	$43,672	$56,154	$71,640
Europe	152	3,252	4,185
Other	—	1,583	5,373

Total revenues	$43,824	$60,989	$81,198

NOTE 24.    MICROSOFT CORPORATION ALLIANCE

On January 11, 1999, the Company announced a strategic alliance with Microsoft Corporation (“Microsoft”) to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft’s enterprise platform. Under the agreement, Microsoft has contributed $8,400,000 to fund these initiatives and for certain marketing and product development efforts and the purchase of 1,750,000 common stock warrants. The common stock warrants are subject to a three-year lock-up provision, based on continuation of the alliance, and have an exercise price of $10.00 per share. If exercised, Microsoft’s warrants represent approximately 7.2% ownership of the outstanding common stock of the Company at December 31, 2002. The first of these payments was received in January 1999 in the amount of $5,900,000. The second payment of $2,500,000 was received in December 1999. The Company has recorded $4,032,000 of the 1999 payments received as additional paid in capital for the warrants issued to Microsoft. The remaining $4,368,000, associated with training, marketing and product development efforts, was recorded as an offset to expenses incurred related to this effort.

NOTE 25.    VIACOM ALLIANCE

In August 2001, Switchboard entered into a restructuring agreement with Viacom and ePresence, under which, among other things, Switchboard agreed to terminate its right to the placement of advertising on Viacom’s CBS properties with an expected net present value of approximately $44,524,000 in exchange for, primarily, the reconveyance by Viacom to Switchboard of 7,488,560 shares of Switchboard’s common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard’s common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard’s series E special voting preferred stock. In addition, as part of the restructuring of Switchboard’s relationship with Viacom, its license to use specified CBS trademarks terminated on January 26, 2002.

On October 26, 2001, Switchboard obtained approval for the restructuring agreement by its stockholders and closed the transactions contemplated by the restructuring agreement. At the closing, the two individuals who had been elected directors by Viacom pursuant to Viacom’s rights as the holder of Switchboard’s special voting preferred stock resigned as directors of Switchboard. Due to the reduction in the number of outstanding shares of Switchboard’s stock associated with the closing, ePresence became Switchboard’s majority stockholder, beneficially owning approximately 54% of Switchboard’s outstanding stock on October 26, 2001.

In connection with the termination of its advertising and promotion agreement with Viacom, Switchboard recorded a one-time, non-cash accounting loss of $22,203,000 in Switchboard’s 2001 statement of operations. The non-cash accounting loss resulted from the difference between the net present value of Switchboard’s remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard’s

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common and preferred stock that were reconveyed and the warrants that were cancelled. Switchboard determined the value of the 7,488,560 shares of common stock reconveyed and one share of preferred stock cancelled to be $20,968,000 using the closing market price of Switchboard’s common stock of $2.80 per share on October 26, 2001. Switchboard used the Black-Scholes warrant pricing model to determine a value of $1,352,544 attributable to the canceled warrants. Subsequently, on February 27, 2002, Viacom exercised its warrant pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of common stock from Viacom at a price of $3.25 per share, for a total cost of $1,300,000. Switchboard has recorded the value of these shares as treasury stock at cost.

NOTE 26.    AOL ALLIANCE

In December 2000, Switchboard entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product set to be featured across specified AOL properties (the “Directory Platform”). In November 2001, April 2002, August 2002 and November 2002, certain terms of the agreement were amended. Under the four-year term of the amended Directory Agreement, Switchboard shares with AOL specified directory advertisement revenue. In general, Switchboard receives a majority of the first $12,000,000 of such directory advertisement revenue and a lesser share of any additional directory advertisement revenue pursuant to the August 2002 amendment. Switchboard paid AOL and recorded an asset of $13,000,000 at the signing of the Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties (“AOL Roll-In”) in January 2002, Switchboard recorded a second asset and a liability related to future payments of $13,000,000. In April 2002, Switchboard established an additional asset and liability of $1,000,000 and paid $2,000,000 upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, Switchboard was scheduled to make six additional quarterly payments of $2,000,000 each, replacing the $13,000,000 originally owed upon the AOL Roll-In. The August 2002 amendment, among other things, eliminated the $12,000,000 in remaining additional payments established in the April 2002 amendment. AOL committed to pay Switchboard at least $2,000,000 in consulting or service fees over the term of the agreement under a payment schedule which ended in September 2002, of which AOL has paid all $2,000,000 and Switchboard has delivered all $2,000,000 in services to AOL. In addition, Switchboard is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours are provided to support the Directory Platform, from which Switchboard shares in directory advertising revenue over the term of the amended agreement. Any engineering services provided by Switchboard in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In 2002 and 2001, consulting and service fees totaled $1,500,000 and $1,900,000, respectively.

The Directory Agreement, as amended, has an initial term of four years, expiring in December 2004, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) Switchboard being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL pays Switchboard a termination fee of $25,000,000.

In connection with entering into the Directory Agreement, in December 2000 Switchboard issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. Switchboard also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial term, it agreed to issue to AOL a warrant to purchase up to 721,385 shares of Switchboard common stock at a per share purchase price of $4.32.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $13,000,000 paid and the value of the stock issued by Switchboard upon the signing of the Directory Agreement was amortized by Switchboard on a straight-line basis over the original four-year estimated life of the agreement. As of December 2001, the remaining unamortized amounts were written down by Switchboard to zero as a result of an impairment analysis as of December 31, 2001. In 2002, Switchboard recorded amortization based upon the remaining net book value of its AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement. As a result of the elimination in the August 2002 amendment of the remaining $12,000,000 owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in 2002 by Switchboard, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with EITF 01-9 by Switchboard.

Switchboard recognized revenue from AOL, net of amortization of consideration given to AOL, of $4,906,000, or 41.8% of net Switchboard revenue, and $26,000 for the years ended December 31, 2002 and 2001, respectively. Switchboard recognized no revenue from AOL in the year ended December 31, 2000. Net amounts due from AOL included in Switchboard’s accounts receivable at December 31, 2002 and 2001 were $549,000 and $774,000, respectively. Switchboard’s unbilled receivables related to AOL at December 31, 2001 were $618,000.

NOTE 27.    RELATED PARTIES

In November 1996 and as amended in March 2000, the Company and Switchboard entered into a corporate services agreement regarding certain administrative services, including financial, accounting and payroll advice, treasury, tax and insurance services for which Switchboard paid the Company a monthly fee based on Switchboard’s headcount and the level of services provided by the Company. In March 2002, the Company and Switchboard further amended the corporate services agreement to provide only for telephone services for an amount that is approximately equal to Switchboard’s pro rata share of telephone related costs. The fee is reviewed and adjusted periodically by mutual agreement of the parties. For additional items such as development of data processing systems and programs, legal support, support in financing and acquisition transactions, general executive and management services, and support for contract bidding, Switchboard is charged based on ePresence’s labor costs for the employee performing the services and these charges are eliminated during the consolidation process.

Switchboard leases the space it occupies under an agreement with the Company. Switchboard pays ePresence rent in an amount that is approximately equal to its pro rata share of the Company’s occupancy costs. Under the sublease, Switchboard paid approximately $475,000 and $488,000 to ePresence during 2002 and 2001, respectively. Under the Switchboard sublease that expires on December 31, 2003, the aggregate annual base rental income is approximately $227,000.

The Chairman of the Board of Directors of Switchboard is also Chairman of the Board of Directors, President and Chief Executive Officer of the Company. One director of Switchboard is Senior Vice President and Chief Financial Officer of the Company and another director of Switchboard is also a director of the Company.

The Company currently holds notes receivable for a total of approximately $1,070,000 from officers and senior executives of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The notes provide that the principal plus accrued interest on the remaining $1,045,000 will be forgiven at a rate of 20% on the anniversary date of each note, over a five-year period subject to continued employment. The notes and accrued interest are recorded as an other non-current asset. In 2002, $299,000 was forgiven based on the provisions in the notes.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

Not Applicable.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K, and incorporated herein by reference to the definitive proxy statement, pursuant to Regulation 14A, with respect to the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided below, information with respect to this item will appear in the sections captioned “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2003 Proxy Statement, and such information is incorporated herein by reference. Information required by this item with respect to Executive Officers of the Company may be found under the section captioned “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

Information with respect to this item will appear in the sections captioned “Executive Compensation,” “Director Compensation” and “Certain Relationships and Related Transactions” appearing in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                     AND RELATED STOCKHOLDER MATTERS

Information with respect to this item will appear in the section captioned “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” appearing in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will appear in the section captioned “Certain Relationships and Related Transactions” appearing in the 2003 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will appear in the section captioned “Independent Auditors” appearing in the 2003 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

•	Report of Independent Auditors for the years ended December 31, 2002 and 2001.

•	Report of Independent Accountants for the year ended December 31, 2000.

•	Consolidated Balance Sheets as of December 31, 2002 and 2001.

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

•	Notes to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts.

•	Report of Independent Accountants for the year ended December 31, 2000.

•	Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Listing of Exhibits:

•	The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are being incorporated by reference herein and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

(b)	On October 3, 2002 the Company filed form 8-K and reported under Item 5 the resumption of trading of its Common Stock on the NASDAQ National Market under the symbol “EPRE”. No other reports on Form 8-K were filed during the quarter ended December 31, 2002.

SCHEDULE II

ePRESENCE, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at end of Period
Year ended December 31, 2002
Reserve for sales and doubtful account allowance	$1,973	$716	$1,359	$1,330
Year ended December 31, 2001
Reserve for sales and allowance doubtful account	$1,278	$2,482	$1,787	$1,973
Year ended December 31, 2000
Reserve for sales and doubtful account allowance	$869	$654	$245	$1,278

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of ePresence, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2001 appearing on page 31 of the 2002 Annual Report to Shareholders of ePresence, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the one year ended December 31, 2000 noted in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the one year ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

February 1, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPRESENCE, INC.

March 28, 2003	By:	/s/ RICHARD M. SPAULDING
Richard M. Spaulding Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM P. FERRY William P. Ferry	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ RICHARD M. SPAULDING Richard M. Spaulding	Senior Vice President, Chief Financial Officer, Treasurer and Clerk (Principal Financial and Principal Accounting Officer)	March 28, 2003

/s/ JOHN F. BURTON John F. Burton	Director	March 28, 2003

/s/ ALBERT A. NOTINI Albert A. Notini	Director	March 28, 2003

/s/ JOHN J. RANDO John J. Rando	Director	March 28, 2003

/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director	March 28, 2003

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 28, 2003

CERTIFICATIONS

I, William P. Ferry, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ePresence, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ WILLIAM P. FERRY
William P. Ferry President and Chief Executive Officer (principal executive officer)

I, Richard M. Spaulding, certify that:

1.	I have reviewed this Annual Report on Form 10-K of ePresence, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ RICHARD M. SPAULDING
Richard M. Spaulding Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Number	Title of Document
2(3)	Stock Purchase Agreement by and among the Registrant Strategic Network Designs, Inc. and the Stockholders of Strategic Network Designs, Inc., dated May 11, 2000.

2A(18)

Amendment to Stock Purchase Agreement among the Registrant, David R. Rovner and Ranjan Sinja, individually and as the Stockholders’ Representative of the stockholders of ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.).

3.1(2)	Second Amended and Restated Articles of Organization of th e Registrant.

3.2(16)	Articles of Amendment to Second Amended and Restated Articles of Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.

3.3(1)	Amended and Restated By-Laws of the Registrant.

3.3A(14)	Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

10.1	(reserved)

10.2	(reserved)

10.3+(15)	1992 Stock Incentive Plan, as amended.

10.3A+(10)	Form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3B+(10)	Form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3C+(18)	Revised form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3D+(18)	Revised form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3E+(23)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3F+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3G+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.4+(15)	1992 Director Stock Option Plan, as amended.

10.5+(17)	Deferred Compensation Plan of the Registrant.

10.6+(4)	Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry.

10.6A+(5)	Amendment No. 1 dated as of June 17, 1997 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+(9)	Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

10.6C+(14)	Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and William P. Ferry.

10.6D+(18)	Amendment No. 4 dated as of November 16, 2000 to Employment Agreement between the Registrant and William P. Ferry.

Number	Title of Document

10.6E+(22)	Amendment No. 5 to Employment Agreement between the Registrant and William P. Ferry dated October 15, 2001.

10.7(1)	Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7A(9)	Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7B(18)	Amendment to Lease Agreement dated July 22, 1994 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7C(18)

Amendment to Lease Agreement dated September 19, 1995 between the Registrant and Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

10.8	(reserved)

10.9(6)	Form of Warrant issued by the Registrant to Foothill Capital Corporation.

10.10(7)	Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1998 between the Registrant and HarbourVest Partners V-Direct Fund L.P.

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

10.13+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Richard M. Spaulding.

10.13A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.14+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.14A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.15+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.

10.16+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.

10.17+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.18*(11)	Alliance Agreement dated January 8, 1999 between the Registrant and Microsoft Corporation.

10.19(11)	Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.

10.20(11)	Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

10.21+(11)	Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.

10.21A+(21)	Amendment No. 1 to Employment Letter between the Registrant and Scott G. Silk dated July 26, 2001.

Number	Title of Document

10.22+(11)	Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to William P. Ferry.

10.23+(11)	Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to Anthony J. Bellantuoni.

10.24(12)	Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard Incorporated, the Registrant and CBS Corporation, as amended.

10.24A(13)	Amendment No. 2 to Common Stock and Warrant Purchase Agreement by and among Switchboard Incorporated, the Registrant and CBS Corporation, effective as of July 1, 1999.

10.25*(12)	Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on June 30, 1999.

10.26*(12)	Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.27(12)	License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard Incorporated.

10.28(12)	Warrant Purchase Agreement dated as of June 1, 1999 by and between the Registrant and CBS Corporation.

10.29(12)	Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30, 1999.

10.30+(14)	Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to William P. Ferry.

10.31+(14)	Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to William P. Ferry.

10.32+(14)	Executive Officer Restricted Stock Agreement dated October 8, 1999 between the Registrant and Scott G. Silk.

10.33+(16)	Pledge Agreement between the Registrant and Richard M. Spaulding, dated May 5, 2000.

10.34+(16)	Pledge Agreement between the Registrant and Anthony J. Bellantuoni, dated May 5, 2000.

10.35	(reserved)

10.36	(reserved)

10.37	(reserved)

10.38+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.39+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.40+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Richard M. Spaulding, dated December 1, 2000.

10.41+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Anthony J. Bellantuoni, dated December 1, 2000.

10.42+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Scott G. Silk, dated December 1, 2000.

Number	Title of Document

10.43+(18)	Pledge Agreement between the Registrant and Scott Silk, dated October 8, 2000.

10.43A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Scott G. Silk dated July 26, 2001.

10.44+(18)	Pledge Agreement between the Registrant and Richard Spaulding, dated October 16, 2000.

10.44A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.45+(18)	Pledge Agreement between the Registrant and Anthony Bellantuoni, dated October 16, 2000.

10.45A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.46(18)	Termination of Stockholders’ Voting Agreement by and among the Registrant, Switchboard Incorporated and Viacom Inc. (formerly CBS Corporation), dated January 1, 2001.

10.47+(18)	Non-Qualified Stock Option Agreement between the Registrant and William P. Ferry, dated January 25, 2001.

10.48+	(reserved)

10.49+(20)	2001 Stock Incentive Plan, as amended.

10.49A+(24)	Amendment No. 1 to the 2001 Stock Incentive Plan

10.50+(20)	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.51+(20)	Form of Non-Statutory Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.52+(21)	Secured Promissory Note issued to the Registrant by Richard M. Spaulding, dated July 26, 2001.

10.53+(21)	Secured Promissory Note issued to the Registrant by Anthony J. Bellantuoni, dated July 26, 2001.

10.54+(21)	Secured Promissory Note issued to the Registrant by Scott G. Silk, dated July 26, 2001.

10.55+(22)	Letter of Employment dated as of August 11, 1999 between the Registrant and Rodney P. Jackson.

10.56+(22)	Restricted Stock Agreement between the Registrant and Rodney P. Jackson dated October 19, 2000.

10.57+(22)	Non-Statutory Stock Option Agreement dated January 25, 2001 granted by the Registrant to Rodney P. Jackson.

10.58+(22)	Non-Statutory Stock Option Agreement dated July 26, 2001 granted by the Registrant to Scott G. Silk.

10.59+(22)	Promissory Note issued to the Registrant by William P. Ferry dated July 26, 2001.

10.60+(22)	Secured Promissory Note issued to the Registrant by Scott G. Silk dated October 8, 2001.

10.61+(22)	Pledge Agreement between the Registrant and Scott G. Silk dated October 8, 2001.

10.62+(22)	Non-Qualified Stock Option Agreement dated October 15, 2001 granted by the Registrant to William P. Ferry.

Number	Title of Document

10.63+	Letter of Employment dated as of February 14, 2003 between the Registrant and Scott E. Kitlinski.

10.64	Loan and Security Agreement dated as of November 7, 2002 between the Registrant and Silicon Valley Bank.

10.65	Unconditional Guaranty dated as of November 7, 2002 by ePresence Securities Corporation for the benefit of Silicon Valley Bank.

10.66+	Non-Qualified Stock Option Agreement dated February 7, 2003 granted by the Registrant to William P. Ferry.

10.67+	2000 Non–Executive Stock Incentive Plan.

10.67A+	Amendment No. 1 to the 2000 Non-Executive Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-1 (File No. 33-49194).

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-8 (File No. 33-54140).

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 25, 2000.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated March 5, 1998.

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-70553).

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(12)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(13)	Incorporated herein by reference to Exhibit 10.4A to Switchboard Incorporated’s Registration Statement on Form S-1 (File No. 333-90013), filed on October 29, 1999, as amended.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 30, 2000.

(15)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(17)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed June 22, 2000 (File No. 333- 39860).

(18)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed May 11, 2001 (File No. 333- 60764).

(20)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(21)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(22)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(23)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(24)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.