Form 10-Q
period 2003-03-31
EPRESENCE INC
filed 2003-05-15
CIK 888711

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003	Commission File Number 000-20364

EPRESENCE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2798394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of each of the issuer’s classes of Common Stock as of April 30, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	22,654,227

EPRESENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EPRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PAR VALUE AMOUNTS)

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,606	$73,195
Restricted Cash	1,644	1,640
Marketable securities	11,562	16,533
Accounts receivable, less allowances of $1,349 and $1,330, respectively	4,830	4,872
Other current assets	1,674	1,875

Total current assets	96,316	98,115
Marketable securities	12,581	13,902
Property and equipment, net	2,837	3,271
Other assets	1,131	1,131

TOTAL ASSETS	$112,865	$116,419

LIABILITIES
Current liabilities:
Accounts payable	$1,281	$1,927
Accrued expenses	8,423	8,522
Other current liabilities	421	448
Deferred revenue	1,863	1,608
Current portion of long-term debt	2,699	2,699

Total current liabilities	14,687	15,204

Long-term debt, net of current portion	849	1,124

Minority interests in consolidated subsidiaries	24,616	24,522

SHAREHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized—1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized—100,000,000 shares; issued 26,332,027 shares	263	263
Additional paid-in capital	171,981	172,014
Unearned compensation	(408)	(592)
Accumulated deficit	(63,369)	(60,420)
Accumulated other comprehensive income	225	283
Treasury stock at cost; 3,677,800 shares	(35,979)	(35,979)

Total shareholders’ equity	72,713	75,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,865	$116,419

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Services	$4,171	$10,293
Switchboard	3,341	2,920

Total revenues	7,512	13,213

Cost of Revenues:
Services	3,250	6,999
Switchboard	707	918

Total cost of revenues	3,957	7,917

Gross profit	3,555	5,296
Operating expenses:
Sales and marketing	2,869	4,445
Product development	1,114	1,505
General and administrative	2,989	3,929
Restructure charges	—	4,000

Total operating expenses	6,972	13,879

Operating loss from operations	(3,417)	(8,583)

Other income/(expense):
Interest income, net	502	1,113
Minority interest in (income)/losses of Switchboard	(27)	510
Other, net	3	38

Total other income	478	1,661

Net loss before income taxes	(2,939)	(6,922)
Provision for income taxes	10	12

Net loss	$(2,949)	$(6,934)

Basic and diluted net loss per share	$(0.13)	$(0.31)

Basic and diluted weighted average number of common shares	22,228	22,332

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,949)	$(6,934)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	512	738
Minority interest	27	(510)
Loss on disposal of assets	1	177
Restructuring and other charges, non-cash portion	—	800
Amortization of unearned compensation	183	343
Consideration given to a customer	—	1,103
Changes in operating assets and liabilities:
Accounts receivable	45	3,017
Income tax receivable	—	880
Other current assets	203	2,364
Other non-current assets	—	62
Accounts payable and accrued compensation and expenses	(795)	(4,468)
Accrued costs for restructuring and other charges	—	1,893
Deferred revenue	254	(3,039)

Net cash used in operating activities	(2,519)	(3,574)

Cash Flows from Investing Activities:
Capital expenditures	(79)	(603)
Decrease (increase) in restricted cash	(4)	86
Proceeds from/(Purchases of) marketable securities, net	6,233	(3,089)

Net cash provided by/(used in) investing activities	6,150	(3,606)

Cash Flows from Financing Activities:
(Payments on) debt, net	(275)	(66)
Purchase of treasury stock	—	(1,691)
Proceeds from stock plan purchases, stock options and warrants	52	172

Net cash used in financing activities	(223)	(1,585)

Effect of exchange rate changes on cash and cash equivalents	3	(38)

Net increase/(decrease) in cash and cash equivalents	3,411	(8,803)
Cash and cash equivalents at beginning of the period	73,195	33,022

Cash and cash equivalents at end of the period	$76,606	$24,219

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income Taxes	$23	$88
Interest	$42	$17
Non-cash financing activity:
Note receivable from officer for issuance of common stock of subsidiary	$—	$1,449
Asset and liability related to Directory Agreement	$—	$13,000

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

ePresence, Inc., (“the Company”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across information technology (“IT”) environments, creating context and common infrastructure across distributed constituencies, business processes and applications. The Company’s primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, IT platform services, and managed operational services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. The Company consolidates Switchboard’s revenues, expenses and other income and expense in the Company’s consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in the Company’s Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002. At March 31, 2003, the Company owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-20364, that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations.

NOTE 2.    STOCK-BASED COMPENSATION

At March 31, 2003, the Company had four stock-based employee compensation plans, which are more fully described in Note 15 in Company’s Notes to Consolidated Financial Statements on its 2002 Annual Report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for its stock-based compensation plans under the fair value method as described in SFAS 123. The company has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans.

In addition, Switchboard has three stock-based employee compensation plans, which are more fully described in Switchboard’s Notes to Consolidated Financial Statements on its 2002 Annual Report on Form 10-K for the year ended December 31, 2002. Switchboard also accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following tables illustrate the assumptions used and the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	Three Months Ended March 31,
	2003	2002
	(in thousands except per share amounts)
Net loss as reported	$(2,949)	$(6,934)
Add: Stock-based employee compensation expense included in reported net loss	166	321
Less: Total stock-based compensation expense determined under fair value based method for all awards	2,317	1,427

Pro forma net loss	$(5,100)	$(8,040)

Basic and diluted loss per share as reported	$(0.13)	$(0.31)
Pro forma basic and diluted loss per share	$(0.23)	$(0.36)

NOTE 3.    CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

In the three months ended March 31, 2003 and 2002, purchases of marketable securities were $3,377,000 and $22,813,000 respectively. In the three months ended March 31, 2003 and 2002, proceeds from sales and maturities of marketable securities were $9,610,000 and $19,724,000, respectively.

In the three months ended March 31, 2003 and 2002, the Company recorded a realized gain on marketable securities of $12,000 and $147,000, respectively.

NOTE 4.    RESTRUCTURING CHARGES

In the three months ended March 31, 2002, as part of the Company’s plan to implement cost-cutting measures, the Company recorded net pre-tax charges of $4,000,000 for services restructuring activities. The reductions were focused principally on the closure of the Company’s offices in Germany and the United Kingdom and reductions in the Company’s marketing and general and administrative functions. These charges included workforce reductions of approximately 44 positions, office closures and asset write-offs.

In the three months ended December 31, 2002, as part of the Company’s continuing plan to implement cost-cutting measures, the Company recorded net pre-tax charges of $1,100,000 for services restructuring activities. The reductions were focused principally on reductions in the Company’s marketing and general and administrative functions, and the elimination of several senior management and executive-level positions. These charges included workforce reductions of approximately 31 positions and office closures.

At March 31, 2003, the Company had utilized approximately $2,893,000 in total of the liability for previous 2002 restructurings, of which $1,254,000 was severance related costs and the remainder related to office closures and asset write-offs. The remaining 2002 liability at March 31, 2003 was approximately $2,207,000 substantially all of which is expected to be cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining 2002 liability by the end of fiscal year 2003.

In 2001, as part of the Company’s plan to implement cost-cutting measures in its services business, the Company recorded net pre-tax charges of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs.

The following table summarizes both the 2001 and 2002 restructuring and other charges of the Company’s services segment:

	Three Months Ended March 31, 2003
	Accrual/ Reserve Balance 12/31/02	Cash Payments	Accrual/ Reserve Balance 03/31/03
	(in thousands)
Staff reductions	$808	$294	$514
Office closures and other costs	2,406	188	2,218
Asset write-offs	(70)	—	(70)

	$3,144	$482	$2,662

NOTE 5.    BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share because to include the dilutive effect of potential common shares outstanding during the period would be antidilutive.

Options to purchase 5,443,829 and 2,880,069 shares of common stock outstanding during the three months ended March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 6.    COMPREHENSIVE LOSS

Other comprehensive loss includes unrealized gains or losses on the Company’s available-for-sale investments and foreign currency translation adjustments.

(in thousands)
	Three Months Ended March 31,
	2003	2002
Net loss	$(2,949)	$(6,934)
Unrealized loss on marketable securities	(58)	(685)
Translation adjustment	—	(35)

Comprehensive loss	$(3,007)	$(7,654)

NOTE 7.    SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows:

(in thousands)
	Three Months Ended March 31,
Services	2003	2002
Revenues	$4,171	$10,293
Cost of Revenues	3,250	6,999

Gross Profit	921	3,294
Operating Expenses:
Sales and marketing	2,027	3,018
General and administrative	2,185	3,222

Restructuring and other charges	—	4,000

Operating Expenses	4,212	10,240

Operating loss	$(3,291)	$(6,946)

(in thousands)
	Three Months Ended March 31,
Switchboard:	2003	2002
Revenues	$3,341	$2,920
Cost of Revenues	707	918

Gross Profit	2,634	2,002
Operating Expenses:
Sales and marketing	842	1,427
Product development	1,114	1,505
General and administrative	804	707

Operating Expenses	2,760	3,639

Operating loss	$(126)	$(1,637)

NOTE 8.    AOL ALLIANCE

Switchboard has a Directory Agreement with AOL (the “Directory Agreement”), pursuant to which Switchboard shares with AOL specified directory advertisement revenue. In addition, Switchboard is required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. Any engineering services provided by Switchboard in excess of 300 hours per month are charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month.

The Directory Agreement expires in December 2004, and is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) Switchboard being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL paying Switchboard a termination fee of $25.0 million. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial term, Switchboard has agreed to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32.

Net directory advertisement revenue recognized by Switchboard from AOL, including amortization of consideration given to AOL, was $1.6 million, or 48.8% of Switchboard’s net revenue, and $923,000, or 31.6% of Switchboard’s net revenue for the three months ended March 31, 2003 and 2002, respectively. In the three months ended March 31, 2003 and 2002, Switchboard consulting and service fees totaled $633,000 and $56,000, respectively. Net amounts due Switchboard from AOL included in accounts receivable at March 31, 2003 and December 31, 2002 were $787,000 and $549,000, respectively. As of March 31, 2003, AOL beneficially owned 7.9% of Switchboard’s outstanding common stock.

NOTE 9.    NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1,400,000 arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of March 31, 2003, 225,000 of such shares were unvested and restricted from transfer. On each of January 4, 2004, 2005 and 2006, 75,000 of these restricted shares vests, respectively. The note bears interest at a rate of 4.875%, which is deemed to be fair market value, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or January 4, 2008. At March 31, 2003, Switchboard has recorded $1,500,000 in principal and interest as a note receivable classified within stockholders’ equity. During the three months ended March 31, 2003 and 2002, Switchboard recorded $19,000 and $18,000, respectively, in interest income resulting from this note receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

ePresence, Inc. has two reportable segments: services and Switchboard. These segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. ePresence’s services business is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services. Our Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. We consolidate Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in our Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002. At March 31, 2003, we owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

RESULTS OF OPERATIONS

Services Revenues

Services revenues for the three-month period ended March 31, 2003 decreased 59% to $4.2 million, compared with $10.3 million for the corresponding period in 2002. Of the $6.1 million decline, consulting services and third party product revenues declined $5.2 million or 64%, while our managed services revenues declined $0.9 million or 41%. The decrease in 2003 for the consulting and third party product was principally due to unfavorable economic conditions leading to decreased and deferred technology spending and related deployments. Consulting and third party revenue was also impacted by declines in revenues from our portal solutions business and our operations in Germany and the United Kingdom which we exited in 2002. The decrease in managed services revenue for 2003 was principally due to a decline in our legacy support services and was in part offset by increased revenues derived from our remote access managed services offerings.

Services Gross Profit

Gross profit for services for the three-month period ended March 31, 2003 were 22%, or $0.9 million, compared with 32%, or $3.3 million, for the corresponding period in 2002. The decreases in gross profit dollars and percentages in 2003 were primarily due to decreases in revenues noted above, mitigated, in part, by reductions in cost of services, which decreased at a slower pace than revenues. Cost of services revenues consists primarily of direct costs (i.e., compensation) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

Sales and marketing expenses for services decreased 33% to $2.0 million for the three-month period ended March 31, 2003, compared with $3.0 million for the corresponding period in 2002. The decrease in 2003 was due primarily the effects of our previous restructurings that resulted in cost reductions in our domestic and international operations, principally due to staff reductions in the domestic operations including our portal solutions business as well as the closing of our operations in Germany and the United Kingdom. Sales and marketing expenses as a percentage of services revenues were 49% and 29% for the three-month periods ended March 31, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

General and administrative expenses for services decreased 32% to $2.2 million for the three-month period ended March 31, 2003, compared with $3.2 million for the corresponding period in 2002. The decrease in 2003 was primarily attributable to the effects of our previous restructurings that resulted in a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 52% and 31% for the three-month periods ended March 31, 2003 and 2002, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal groups; recruiting and training costs for delivery personnel and facilities and depreciation expenses.

Services Restructuring Charges

In the three months ended March 31, 2002, as part of our plan to focus on cost reductions while transitioning to a sales model that aims to lower our cost of sales and capitalize on the strength of our relationships with industry leaders, we recorded total pre-tax charges of $4.0 million. The restructurings were focused principally on the closure of our offices in Germany and the United Kingdom and reductions in our marketing and general and administrative functions. These charges included workforce reductions of approximately 44 positions, office closures and asset write-offs.

In the three months ended December 31, 2002, as part of our continuing plan to implement cost-cutting measures, we recorded net pre-tax charges of $1.1 million for services restructuring activities. The reductions were focused principally on reductions in our marketing and general and administrative functions, and the elimination of several senior management positions. These charges included workforce reductions of approximately 31 positions and office closures.

At March 31, 2003, we had utilized approximately $2.9 million in total of the liability of which $1.3 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining 2002 liability at March 31, 2003 was approximately $2.2 million, substantially all of which is cash related. We anticipate that we will utilize a substantial portion of the remaining liability by the end of fiscal year 2003. See Note 4, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements.

Switchboard Revenues

Net revenues from Switchboard included in the consolidated financial results of our operations were $3.3 million and $2.9 million in the three months ended March 31, 2003 and 2002, respectively, representing an increase of $0.4 million or 14%. The increase in net revenue for the three months ended March 31, 2003 consisted primarily of increases in net merchant network revenue.

The increase in Switchboard’s net merchant network revenue for the three months ended March 31, 2003 was primarily due a reduction in amortization of consideration given to AOL of $1.1 million upon the amendment to the Directory Agreement with AOL as well as increases in revenue from engineering and other services, as well as additional licensing revenue from new merchant network alliance partners. Offsetting these increases was a decrease in licensing revenue from AOL, primarily as a result of nationally oriented merchant advertising revenue in the three months ended March 31, 2002, as well as a reduction in the percentage by which Switchboard shares in directory revenue generated by AOL under the Directory Agreement based upon the achievement of a predetermined cumulative revenue milestone.

Switchboard Gross Profit

Gross profits for Switchboard in the three months ended March 31, 2003 was 79% of net revenue, or $2.6 million, compared with 69% of net revenue, or $2.0 million in the comparable period of 2002 Switchboard’s Cost of revenue decreased by $0.2 million for the three months ended March 31, 2003 primarily as a result of a decrease in web site creation and hosting fees in connection with Switchboard’s merchant services programs, as well as decreases in data communication fees and cost of third-party data. These decreases were offset in part by an increase in employee salaries and benefits associated with the delivery of engineering services, which have been reclassified as cost of revenue.

Switchboard Operating Expenses

Sales and marketing expenses for Switchboard decreased to $0.8 million for the three months ended March 31, 2003, compared with $1.4 million for the corresponding period in 2002. The decrease for the three months ended March 31, 2003 was primarily related to decreases in merchant program expenses, decreases in advertising and promotional expenses, and decreases in employee salaries and benefits. As a percentage of Switchboard net revenue, sales and marketing expenses were 25% for the three months ended March 31, 2003, compared with 49% for the corresponding period in 2002.

Product development expenses for Switchboard decreased to $1.1 million for the three months ended March 31, 2003, compared with $1.5 million for the corresponding period in 2002. The decrease for the three months ended March 31, 2003 was due primarily to a decrease in outside consulting, a decrease in employee salaries and benefits associated with the delivery of engineering services which have been reclassified as cost of revenue and a decrease in other employee salaries and benefits. As a percentage of Switchboard net revenue, research and development expenses were 33% for the three months ended March 31, 2003, compared with 52% for the corresponding period in 2002.

General and administrative expenses for Switchboard increased to $0.8 million for the three months ended March 31, 2003, compared with $0.7 million for the corresponding period in 2002. The increase for the three months ended March 31, 2003 was primarily due to increases in salaries and benefits and professional services expenses. As a percentage of Switchboard net revenue, general and administrative expenses were 24% for the three months ended March 31, 2003, compared with 24% for the corresponding period in 2002.

Consolidated Other Income/(Expense) and Income Taxes

Consolidated other income/(expense) was $0.5 million for the three-month period ended March 31, 2003 and $1.7 million for the corresponding period in 2002. The decrease in 2003 is due primarily to a decrease in interest income earned as a result of a decline in interest rates and reduced funds available for investment as well as a reduction in the minority interest in Switchboard.

We recorded no tax benefit on its operating losses for the three months ended March 31, 2003 and 2002 due to the uncertainty of its realization. The small provision for income taxes in 2003 is for taxes related to our securities corporation as well as other state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, consolidated cash, cash equivalents, marketable securities and restricted cash were $102.4 million, of which $48.7 million was held by ePresence and $53.7 million was held by Switchboard. At December 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $105.3 million, of which $51.4 million was held by ePresence and $53.9 million was held by Switchboard. Consolidated working capital decreased from $82.9 million at December 31, 2002 to $81.6 million at March 31, 2003. Cash and cash equivalents increased $3.4 million resulting in a consolidated balance of $76.6 million at March 31, 2003. This increase was primarily due to net cash used in operating activities of $2.5 million, net cash used in financing activities of $0.2 million and net cash provided by investing activities of $6.2 million.

Net cash used in operating activities for the three-month period ended March 31, 2003 of $2.5 million, was primarily due to a net loss of $2.9 million, and a decrease in accounts payable and accrued expenses of $0.8 million. These decreases were offset in part by depreciation and amortization of $0.5 million, an increase in deferred revenues of $0.3 million and a decrease in other current assets of $0.2 million.

Net cash used in financing activities for the three-month period ended March 31, 2003 of $0.2 million was primarily due to payments on Switchboard notes payable of $0.3 million, offset in part by proceeds of $0.1 from Switchboard’s issuance of stock.

Net cash provided by investing activities for the three-month period ended March 31, 2003 of $6.2 million was primarily due to proceeds from marketable securities.

On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of March 31, 2003, we have expended $7.4 million toward stock repurchases pursuant to this repurchase program.

On November 7, 2002, we entered into a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”), that provides for borrowings at SVB’s prime rate. This credit agreement has a one-year term and contains covenants relating to the maintenance of certain financial ratios. We had no borrowings under this line of credit outstanding at March 31, 2003.

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Financing Agreement”) with SV B, under which Switchboard had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to prime plus 0.25%, and are repaid monthly over a 30-month period. As of March 31, 2003, Switchboard had utilized $2.7 million of this facility. On March 31, 2003, Switchboard’s ability to fund additional equipment purchases under the facility expired. The SVB Financing Agreement also provides for a $1.0 million revolving line of credit. At March 31, 2003, Switchboard had no outstanding borrowings under the revolving line of credit. Switchboard’s ability to utilize the revolving line of credit expires on May 30, 2003.

As a condition of the Switchboard SVB Financing Agreement, Switchboard is required to maintain in deposit or investment accounts at SVB not less than 95% of its cash, cash equivalents and marketable securities. Additionally, covenants in the SVB Financing Agreement require them to maintain in deposit or in investment accounts with SVB at least $20.0 million in unrestricted cash.

In November 2000, Switchboard acquired Envenue, Inc., a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002. Switchboard has not paid this amount, as they are in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed into escrow $2.0 million, which will be held in escrow until the contractual dispute is resolved. Switchboard has recorded this amount as restricted cash. In October 2002, Switchboard paid $410,000, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund our operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

The continuing broad economic slowdown and global political uncertainty has affected the demand for IT services, lengthened the sales cycles and caused decreased technology spending for many of our customers and potential customers. If companies continue to cancel or delay their business and technology consulting initiatives because of the current economic and political climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

During 2002 we restructured our operations through workforce reductions and office closures. Such restructurings could have an adverse effect on our business, including on our ability to attract and retain customers and employees, and there can be no assurance that we will achieve the anticipated financial benefits of these restructurings. In addition, there can be no assurance that our workforce reductions will not have a material adverse effect on our business and operating results in the future.

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

We were not profitable during 2002, and there can be no assurance we will return to profitability in 2003 or in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

Our services rely upon third-party technologies. Our business could be harmed if providers of software and technology utilized in connection with our services ceased to deliver and support reliable products, enhance their current products in a timely fashion or respond to emerging industry standards. In addition, if we or our customers cannot maintain licenses to key third-party software, provision of our services could be delayed until equivalent software could be licensed and integrated into our services, or we might be forced to limit our service offerings. Either alternative could materially adversely affect our business, operating results and financial condition.

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

Switchboard’s results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, may experience losses in future periods. In addition, Switchboard’s quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard’s results of operations to fluctuate include: the success of Switchboard’s relationship with AOL; the addition or loss of relationships with third parties that are Switchboard’s source of new merchants for its local merchant network or that license Switchboard’s services for use on their own web sites; Switchboard’s ability to attract and retain consumers, local merchants and national advertisers to its web site; the amount and timing of expenditures for expansion of Switchboard’s operations, including the hiring of new employees, capital expenditures and related costs; technical difficulties or failures affecting Switchboard’s systems or the Internet in general; the cost of acquiring, and the availability of, content, including directory information and maps; Switchboard’s expenses, which are largely fixed, particularly in the short-term, are partially based on expectations regarding future revenue; the cost and risks associated with any acquisition, and Switchboard’s ability to attract and retain highly skilled managerial and technical personnel.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of March 31, 2003 are invested in U.S. agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of March 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

EPRESENCE, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPRESENCE, INC.

Date: May 14, 2003	By:	/s/ Richard M. Spaulding
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

Date: May 14, 2003

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

Date: May 14, 2003

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