Form 10-Q
period 2003-06-30
EPRESENCE INC
filed 2003-08-13
CIK 888711

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003	Commission File Number 000-20364

EPRESENCE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2798394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of each of the issuer’s classes of Common Stock as of July 31, 2003:

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EPRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$74,158	$73,195
Restricted cash	36	1,640
Marketable securities	17,958	16,533
Accounts receivable, net of allowances of $1,286 and $1,330, respectively	4,705	4,872
Other current assets	2,479	1,875

Total current assets	99,336	98,115

Marketable securities	4,308	13,902
Property and equipment, net	2,435	3,271
Other assets	1,118	1,131

TOTAL ASSETS	$107,197	$116,419

LIABILITIES
Accounts payable	$1,860	$1,927
Accrued expenses	7,586	8,522
Other current liabilities	420	448
Deferred revenue	1,666	1,608
Current portion of long-term debt	—	2,699

Total current liabilities	11,532	15,204

Long-term debt, net of current portion	—	1,124

Minority interests in consolidated subsidiaries	24,885	24,522

SHAREHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized - 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized - 100,000,000 shares; issued 26,332,027 shares	263	263
Additional paid-in capital	171,986	172,014
Unearned compensation	(225)	(592)
Accumulated deficit	(65,445)	(60,420)
Accumulated other comprehensive income	180	283
Treasury stock; 3,677,800 shares at cost	(35,979)	(35,979)

Total shareholders’ equity	70,780	75,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,197	$116,419

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Services	$4,314	$8,952	$8,485	$19,245
Switchboard	3,974	2,068	7,315	4,988

Total revenues	8,288	11,020	15,800	24,233

Cost of Revenues:
Services	2,871	5,729	6,121	12,728
Switchboard	814	1,112	1,521	2,030

Total cost of revenues	3,685	6,841	7,642	14,758

Gross profit	4,603	4,179	8,158	9,475

Operating expenses:
Sales and marketing	2,257	3,855	5,126	8,300
Product development	1,121	1,317	2,235	2,822
General and administrative	3,403	3,646	6,392	7,575
Restructure charges	(35)	—	(35)	4,000

Total operating expenses	6,746	8,818	13,718	22,697

Loss from operations	(2,143)	(4,639)	(5,560)	(13,222)

Other income/(expense):
Interest income, net	376	1,281	818	2,394
Minority interest in Switchboard (income) losses	(254)	648	(281)	1,126
Other, net	(43)	86	20	124

Total other income	79	2,015	557	3,644

Net loss before income taxes	(2,064)	(2,624)	(5,003)	(9,578)
Provision for income taxes	12	83	22	95

Net loss	$(2,076)	$(2,707)	$(5,025)	$(9,673)

Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.23)	$(0.43)

Basic and diluted weighted average number of common shares	22,294	22,231	22,294	22,282

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(5,025)	$(9,673)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments	—	(402)
Depreciation and amortization	1,006	1,706
Minority interest	281	(1,126)
Loss on disposal of assets	1	212
Restructuring and other charges, non-cash portion	—	800
Amortization of unearned compensation	367	614
Amortization of AOL assets	—	2,049
Changes in operating assets and liabilities:
Accounts receivable	172	4,696
Income tax receivable	—	1,228
Other current assets	(603)	2,389
Other non-current assets	13	101
Accounts payable and accrued expenses	(971)	(6,079)
Payment on AOL Directory Agreement	—	(2,000)
Deferred revenue	57	(2,793)

Net cash used in operating activities	(4,702)	(8,278)

Cash Flows from Investing Activities:
Purchases of property and equipment	(172)	(867)
Decrease (increase) in restricted cash	1,602	(1,162)
Proceeds from marketable securities, net	8,065	39,141

Net cash provided by investing activities	9,495	37,112

Cash Flows from Financing Activities:
(Payments on) proceeds from debt	(2,223)	1,623
Purchase of treasury stock	—	(2,329)
Settlement of Envenue liability	(1,700)	—
Proceeds from issuance of common stock	91	328

Net cash used in financing activities	(3,832)	(378)

Effect of exchange rate changes on cash and cash equivalents	2	(9)

Net increase in cash and cash equivalents	963	28,447
Cash and cash equivalents at beginning of the period	73,195	33,022

Cash and cash equivalents at end of the period	$74,158	$61,469

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activity:
Note receivable from officer for issuance of common stock of subsidiary	$—	$1,449
Asset and liability related to Directory Agreement	$—	$12,000

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

ePresence, Inc., (“the Company”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across information technology (“IT”) environments, creating context and common infrastructure across distributed constituencies, business processes and applications. The Company’s primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, IT platform services, and managed operational and remote access services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. The Company consolidates Switchboard’s revenues, expenses and other income and expense in the Company’s consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in the Company’s Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002. At June 30, 2003, the Company owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-20364, that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations.

NOTE 2.    STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following tables illustrate the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123 (in thousands except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(2,076)	$(2,707)	$(5,025)	$(9,673)
Add: Stock-based employee compensation expense included in reported net loss	166	253	332	575
Less: Total stock-based compensation expense determined under fair value based method for all awards	(1,188)	(2,444)	(2,670)	(3,267)

Pro forma net loss	$(3,098)	$(4,898)	$(7,363)	$(12,365)

Basic and diluted loss per share as reported	$(0.09)	$(0.12)	$(0.23)	$(0.43)

Pro forma basic and diluted loss per share	$(0.14)	$(0.22)	$(0.33)	$(0.55)

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

In the six months ended June 30, 2003 and 2002, purchases of marketable securities were $18,585,000 and $33,740,000 respectively. In the six months ended June 30, 2003 and 2002, proceeds from sales and maturities of marketable securities were $26,650,000 and $72,881,000, respectively.

In the six months ended June 30, 2003 and 2002, the Company recorded a realized gain on marketable securities of $12,000 and $652,000, respectively. In the six months ended June 30, 2003, the Company recorded a realized losses on marketable securities of $1,000.

NOTE 4.    RESTRUCTURING AND SPECIAL CHARGES

The following table summarizes activity related to restructuring and other charges:

	Six Months Ended June 30, 2003
	(in thousands)
	Accrual/	Adjustments		Accrual/
	Reserve	To		Reserve
	Balance	Previous	Cash	Balance
	12/31/02	Estimates	Payments	06/30/03
Staff reductions	$843	$(35)	$(385)	$423
Office closures, asset write-offs and other costs	2,353	—	(271)	2,082

	$3,196	$(35)	$(656)	$2,505

NOTE 5.    BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share because to include the dilutive effect of potential common shares outstanding during the period would be antidilutive.

Options to purchase 3,697,333 and 2,685,290 shares of common stock outstanding during the three months ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive. Options to purchase 4,339,218 and 2,811,790 shares of common stock outstanding during the six months ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 6.    COMPREHENSIVE LOSS

Other comprehensive loss includes unrealized gains or losses on the Company’s available-for-sale investments and foreign currency translation adjustments (in thousands).

Three Months Ended	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,076)	$(2,707)	$(5,025)	$(9,673)
Unrealized loss on marketable securities	(45)	(432)	(103)	(1,117)
Translation adjustment	—	35	—	—

Comprehensive loss	$(2,121)	$(3,104)	$(5,128)	$(10,790)

NOTE 7.    SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Services
Revenues	$4,314	$8,952	$8,485	$19,245
Cost of Revenues	2,871	5,729	6,121	12,728

Gross Profit	1,443	3,223	2,364	6,517
Operating Expenses:
Sales and marketing	1,572	2,710	3,599	5,728
General and administrative	2,381	2,923	4,566	6,145
Restructuring and other charges	—	—	—	4,000

Operating Expenses	3,953	5,633	8,165	15,873

Operating loss	$(2,510)	$(2,410)	$(5,801)	$(9,356)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Switchboard:
Revenues	$3,974	$2,068	$7,315	$4,988
Cost of Revenues	814	1,112	1,521	2,030

Gross Profit	3,160	956	5,794	2,958
Operating Expenses:
Sales and marketing	685	1,145	1,527	2,572
Product development	1,121	1,317	2,235	2,822
General and administrative	1,022	723	1,826	1,430
Restructuring and other charges	(35)	—	(35)	—

Operating Expenses	2,793	3,185	5,553	6,824

Operating income/(loss)	$367	$(2,229)	$241	$(3,866)

NOTE 8.    AOL ALLIANCE

Amortization of AOL assets totaled $946,000 and $2,000,000 in the three and six months ended June 30, 2002, respectively. There was no amortization of AOL assets in the three and six months ended June 30, 2003. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) 01-9.

Net revenue recognized from AOL was $1,800,000, or 46% of net Switchboard revenue, and $3,400,000, or 47% of net Switchboard revenue, for the three and six months ended June 30, 2003, respectively. Net revenue recognized from AOL, including amortization of consideration given to AOL, was $424,000, or 21% of net Switchboard revenue, and $1,300,000, or 27% of net Switchboard revenue, for the three and six months ended June 30, 2002, respectively. Net amounts due from AOL included in accounts receivable at June 30, 2003 and December 31, 2002 were $1,100,000 and $549,000, respectively. As of June 30, 2003, AOL beneficially owned 7.9% of Switchboard ‘s outstanding common stock.

NOTE 9.    NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from its Chief Executive Officer, who is also a member of its Board of Directors, for approximately $1,400,000 arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. As of June 30, 2003, 225,000 of such shares were unvested and restricted from transfer. On each of January 4, 2004, 2005 and 2006, 75,000 of these restricted shares vest, respectively. The note bears interest at a rate of 4.875%, which was deemed to be fair market value at the time of the issuance of the note, compounding annually and is 100% recourse as to principal and interest. The note is payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, 90 days from the date the issuer ceases to be affiliated with Switchboard or January 4, 2008. At June 30, 2003, Switchboard has recorded $1,600,000 in principal and interest as a note receivable classified within stockholders’ equity. During the three and six months ended June 30, 2003, Switchboard recorded $19,000 and $37,000 in interest income resulting from this note receivable, respectively. During the three and six months ended June 30, 2002, the Company recorded $18,000 and $35,000 in interest income resulting from this note receivable, respectively.

NOTE 10.    PAYABLE RELATED TO ACQUISITION

In November 2000, Switchboard acquired Envenue, Inc. (“Envenue”), a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2,000,000 in cash to be paid on or before May 24, 2002, which Switchboard classified as a payable related to acquisition within current liabilities. Switchboard did not pay the $2,000,000 on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed $2,000,000 into an escrow account, which was to be held until the resolution of this dispute. In October 2002, Switchboard paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1,600,000 of the purchase price was classified separately in the accompanying financial statements as of December 31, 2002. Switchboard recorded $1,600,000 as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, Switchboard paid the former owners of Envenue $1,700,000 to settle all claims related to the acquisition of Envenue. As a result, Switchboard no longer has funds in escrow related to the matter.

NOTE 11.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated results of operations, financial position and cash flows

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

ePresence, Inc. has two reportable segments: services and Switchboard. These segments are managed separately as they are separately traded public companies and market and distribute distinct products and services. ePresence’s services business is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational and remote access services. Our Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. We consolidate Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in our Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002. At June 30, 2003, we owned 9,802,421 shares or an approximate 52% equity interest of Switchboard’s outstanding common stock.

RESULTS OF OPERATIONS

Services Revenues

Services revenues for the three-month period ended June 30, 2003 decreased 52% to $4.3 million, compared with $9.0 million for the corresponding period in 2002. Services revenues for the six-month period ended June 30, 2003 decreased 56% to $8.5 million, compared with $19.2 million for the corresponding period in 2002.

Of the $4.6 million and $10.8 million declines for the three and six-month periods ended June 30, 2003, consulting services decreased $3.1 million or 52% and $6.2 million or 52%, respectively. Third party product revenues declined $1.3 million or 100% and $3.4 million or 98%, respectively. Managed services revenues declined $0.3 million or 17% and $1.2 million or 30% for the three and six-month periods ended June 30, 2003. The decrease in 2003 for the consulting and third party product was principally due to unfavorable economic conditions leading to decreased and deferred technology spending and related deployments. For the six months ended June 30, 2003, consulting and third party revenue was also impacted by declines in revenues from our portal solutions business and our operations in Germany and the United Kingdom, which we exited in 2002. The decrease in managed services revenue for 2003 was principally due to a decline in our legacy support services and was in part offset by increased revenues derived from our remote access managed services offerings.

Services Gross Profit

Gross profit for services for the three-month period ended June 30, 2003 was 33%, or $1.4 million, compared with 36%, or $3.2 million, for the corresponding period in 2002. Gross profit for services for the six-month period ended June 30, 2003 was 28%, or $2.4 million, compared with 34%, or $6.5 million, for the corresponding period in 2002. The decreases in gross profit dollars and percentages in 2003 were primarily due to decreases in revenues noted above, mitigated, in part, by reductions in cost of services, which decreased at a slower pace than revenues. Cost of services revenues consists primarily of direct costs (i.e., compensation) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

Sales and marketing expenses for services decreased 42% to $1.6 million for the three-month period ended June 30, 2003, compared with $2.7 million for the corresponding period in 2002. Sales and marketing expenses for services decreased 37% to $3.6 million for the six-month period ended June 30, 2003, compared with $5.7 million for the corresponding period in 2002. The decreases in 2003 were due primarily the effects of our previous restructurings that resulted in cost reductions in our domestic and international operations, principally due to staff reductions in the domestic operations including our portal solutions business as well as the closing of our operations in Germany and the United Kingdom. Sales and marketing expenses as a percentage of services revenues were 36% and 30% for the three-month periods ended June 30, 2003 and 2002, respectively. Sales and marketing expenses as a percentage of services revenues were 42% and 30% for the six-month periods ended June 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

General and administrative expenses for services decreased 19% to $2.4 million for the three-month period ended June 30, 2003, compared with $2.9 million for the corresponding period in 2002. General and administrative expenses for services decreased 26% to $4.6 million for the six-month period ended June 30, 2003, compared with $6.1 million for the corresponding period in 2002. The decreases in 2003 were primarily attributable to the effects of our previous restructurings that resulted in a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 55% and 33% for the three-month periods ended June 30, 2003 and 2002, respectively. General and administrative expenses as a percentage of services revenues were 54% and 32% for the six-month periods ended June 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal groups, recruiting and training costs for delivery personnel and facilities and depreciation expenses.

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

In the three months ended December 31, 2002, as part of our continuing plan to implement cost-cutting measures, we recorded total pre-tax charges of $1.1 million for services restructuring activities. The reductions were focused principally on reductions in our marketing and general and administrative functions, and the elimination of several senior management positions. These charges included workforce reductions of approximately 31 positions and office closures.

At June 30, 2003, we had utilized approximately $3.1 million in total of the liability of which $1.3 million was severance related costs, with the remainder related to office closures and asset write-offs. The remaining 2002 liability at June 30, 2003 was approximately $2.0 million, the majority of which is cash related. We anticipate that we will utilize a substantial portion of the remaining liability by the end of fiscal year 2003. See Note 4, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements.

Switchboard Revenues

Switchboard net revenue increased 92% to $4.0 million for the three months ended June 30, 2003, compared with $2.1 million for the corresponding period in 2002. Net revenue increased 47% to $7.3 million for the six months ended June 30, 2003, compared with $5.0 million for the corresponding period in 2002. The increases for both the three and six months ended June 30, 2003 consisted primarily of an increase in net merchant network revenue, as well as an increase in national advertising and site sponsorship revenue.

Switchboard net merchant network revenue increased 99% to $3.5 million for the three months ended June 30, 2003, compared with $1.8 million for the corresponding period in 2002. Net merchant network revenue increased 48% to $6.5 million for the six months ended June 30, 2003, compared with $4.4 million for the corresponding period in 2002. The increase in net merchant network revenue for both the three and six months ended June 30, 2003 was primarily due to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. The increase in net merchant network revenue in the three months ended June 30, 2003 was also attributable to an increase in licensing revenue from new and existing merchant network alliance partners, including AOL, as well as an increase in engineering and other services revenue. The increase in net merchant network revenue in the six months ended June 30, 2003 was also attributable to an increase in engineering and other services revenue, as well as additional licensing revenue from new merchant network alliance partners. Offsetting these increases in the six-month period ended June 30, 2003 was a decrease in licensing revenue from AOL, primarily as a result of significantly reduced nationally oriented merchant advertising sales by AOL, as well as a reduction in the percentage by which Switchboard shares in directory revenue generated by AOL under the Directory Agreement based upon the achievement of a predetermined cumulative revenue milestone.

Switchboard’s national advertising and site sponsorship revenue increased 51% to $0.5 million for the three months ended June 30, 2003, compared with $0.3 million for the corresponding period in 2002. National advertising and site sponsorship revenue increased 40% to $0.8 million for the six months ended June 30, 2003, compared with $0.6 million for the corresponding period in 2002. The increase in national advertising and site sponsorship revenue for both the three and six months ended June 30, 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers due to additional advertising placements on Switchboard’s site, as well as an increase in traffic to Switchboard’s Web site.

Switchboard Gross Profit

Switchboard gross profit increased 231% to $3.2 million, or 80% of net revenue, for the three months ended June 30, 2003, compared with $1.0 million, or 46% of net revenue, for the corresponding period in 2002. Gross profit increased 96% to $5.8 million, or 79% of net revenue, in the six months ended June 30, 2003, compared with $3.0 million, or 59% of net revenue, for the corresponding period in 2002. The increases in gross profit dollars and percentage for the three and six months ended June 30, 2003 were primarily due to the reduction in the amortization of consideration given to AOL discussed above.

Switchboard Operating Expenses

Sales and marketing expenses decreased 40% to $0.7 million for the three months ended June 30, 2003, compared with $1.1 million for the corresponding period in 2002. Sales and marketing expenses decreased 41% to $1.5 million for the six months ended June 30, 2003, compared with $2.6 million for the corresponding period in 2002. The decrease for the three months ended June 30, 2003 was primarily related to a reduction of expense resulting from an amount collected from AOL related to the final settlement of Switchboard’s prior agreement with AOL, which was terminated in March 1999. Sales and marketing expenses also decreased in the three months ended June 30, 2003 as a result of a decrease in merchant program expenses and decreases in public relations expenses and provisions for bad debts, offset in part by an increase in employee compensation and benefits. The decrease for the six months ended June 30, 2003 was primarily related to a decrease in merchant program expenses, collections from AOL, a decrease in public relations expenses and a decrease in employee compensation and benefits.

Research and development expenses decreased 15% to $1.1 million for the three months ended June 30, 2003, compared with $1.3 million for the corresponding period in 2002. Research and development expenses decreased 21% to $2.2 million for the six months ended June 30, 2003, compared with $2.8 million for the corresponding period in 2002. The decrease for the three months ended June 30, 2003 was due primarily to decreases in salaries and benefits associated with the delivery of engineering services which are classified as cost of revenue, depreciation, facilities expense and other employee compensation and benefits. The decrease for the six months ended June 30, 2003 was due primarily to a decrease in outside consulting fees, a decrease in salaries and benefits associated with the delivery of engineering services which are classified as cost of revenue, a decrease in other employee compensation and benefits and a decrease in facilities expense.

General and administrative expenses increased 41% to $1.0 million for the three months ended June 30, 2003, compared with $0.7 million for the corresponding period in 2002. General and administrative expenses increased 28% to $1.8 million for the six months ended June 30, 2003, compared with $1.4 million for the corresponding period in 2002. The increase for the three months ended June 30, 2003 was primarily due to an increase in professional services and an increase in employee compensation and benefits, offset in part by a decrease in insurance expense and provisions for excise taxes. The increase for the six months ended June 30, 2003 was primarily due to increases in professional services, employee compensation and benefits and unallocated occupancy costs, offset in part by a decrease in insurance expense.

In the three months ended June 30, 2003, Switchboard recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of the compensation amount for a terminated employee for which Switchboard had reserved as part of Switchboard’s 2001 special charges. It was determined in the three months ended June 30, 2003 that the reserve for this compensation was no longer required. As of June 30, 2003, Switchboard had a remaining liability of $14,000 for the 2001 special charges related primarily to Switchboard’s remaining net lease obligations for a closed facility.

Consolidated Other Income and Income Taxes

Consolidated other income was $0.1 million for the three-month period ended June 30, 2003 and $2.0 million for the corresponding period in 2002. Consolidated other income was $0.6 million for the six-month period ended June 30, 2003 and $3.6 million for the corresponding period in 2002.

The decrease in 2003 is due primarily to a decrease in interest income earned as a result of a decline in interest rates and reduced funds available for investment as well as a reduction in our minority interest in Switchboard.

We recorded no tax benefit on our operating losses for the three months ended June 30, 2003 and 2002 due to the uncertainty of its realization. The provision for income taxes in 2003 is for taxes related to our securities corporation as well as other state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, consolidated cash, cash equivalents, marketable securities and restricted cash were $96.5 million, of which $46.1 million was held by ePresence and $50.3 million was held by Switchboard. At December 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $105.3 million, of which $51.4 million was held by ePresence and $53.9 million was held by Switchboard. Consolidated working capital increased from $82.9 million at December 31, 2002 to $87.8 million at June 30, 2003. Cash and cash equivalents increased $1.0 million resulting in a consolidated balance of $74.2 million at June 30, 2003. This increase was primarily due to net cash used in operating activities of $4.7 million, net cash used in financing activities of $3.8 million and net cash provided by investing activities of $9.5 million.

Net cash used in operating activities for the six-month period ended June 30, 2003 of $4.7 million, was primarily due to a net loss of $5.0 million, a decrease in accounts payable and accrued expenses of $1.0 million and a decrease in other current assets of $0.6 million. These decreases were offset in part by depreciation and amortization of $1.0 million, an increase in amortization of unearned compensation of $0.4 million and $0.3 million for the change in minority interest in Switchboard.

Net cash used in financing activities for the six-month period ended June 30, 2003 of $3.8 million was primarily due to payments on Switchboard’s notes payable of $2.2 million, and a payment of $1.7 million related to Switchboard’s settlement of its litigation with the former stockholders of Envenue Inc. (“Envenue”).

Net cash provided by investing activities for the six-month period ended June 30, 2003 of $9.5 million was primarily due to net proceeds from marketable securities of $8.0 million and a decrease of $1.6 million in restricted cash.

On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of June 30, 2003, we have expended $7.4 million toward stock repurchases pursuant to this repurchase program.

On November 7, 2002, we entered into a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”), that provides for borrowings at SVB’s prime rate. This credit agreement has a one-year term and contains covenants relating to the maintenance of certain financial ratios. We had no borrowings under this line of credit outstanding at June 30, 2003.

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Financing Agreement”) with Silicon Valley Bank (“SVB”), under which Switchboard had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. Switchboard had utilized $2.7 million of this facility through borrowings that occurred in June and September 2002. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit. Switchboard did not borrow any amounts under the revolving line of credit. Switchboard’s ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003. In May 2003, Switchboard paid SVB $1.8 million in satisfaction of Switchboard’s outstanding borrowings under the loan facility. Switchboard is no longer required to maintain minimum amounts in deposit or investment accounts at SVB, as the SVB Financing Agreement has expired and any outstanding borrowings have been repaid in full.

In November 2000, Switchboard acquired Envenue, a wireless provider of advanced searching technologies designed to drive leads to traditional retailers. The total purchase price included consideration of $2.0 million in cash to be paid on or before May 24, 2002, which Switchboard classified as a payable related to acquisition within current liabilities. Switchboard did not pay the $2.0 million on or before May 24, 2002, as Switchboard was involved in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed $2.0 million into an escrow account, which was to be held until the resolution of this dispute. In October 2002, Switchboard paid $0.4 million out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1.6 million of the purchase price was classified separately in the accompanying financial statements as of December 31, 2002. Switchboard recorded $1.6 million as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, Switchboard paid the former stockholders of Envenue $1.7 million to settle all claims related to the acquisition of Envenue. As a result, Switchboard no longer has funds in escrow related to the matter.

We believe that existing cash and marketable securities, combined with cash expected to be generated from operations, will be sufficient to fund our operations through at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of accounting pronouncements, our cost reduction measures and our sales and marketing and product development efforts, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

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

In August 2003, we announced that we had engaged SG Cowen to assist us in the pursuit and evaluation of strategic alternatives. We cannot assure you that we will consummate a strategic transaction. Any strategic transaction could involve a number of risks, including;

•	difficulties in integrating products, services, operations and personnel of the acquirer and acquiree

•	failure to obtain any required stockholder, regulatory or third-party approvals

•	loss of customers, suppliers or employees

•	diversion of management’s attention from daily business operations

If we are unable to successfully consummate a strategic transaction or to successfully pursue other alternatives, our future revenues will be uncertain and our business, operating results and financial condition may be materially and adversely affected. Any failure by us to effectively identify and acquire complementary businesses or SIM-focused software, integrate such businesses or software, as the case may be, and any failure of such companies or software to perform as expected could have a material adverse effect on us. Any acquisition for cash could have a significant impact on our liquidity and capital resources, and any acquisition for stock could involve significant dilution for our stockholders.

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

Switchboard’s results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses, may experience losses in future periods. In addition, Switchboard’s quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard’s results of operations to fluctuate include: the success of Switchboard’s relationship with AOL; the addition or loss of relationships with third parties that are Switchboard’s source of new merchants for its local merchant network or that license Switchboard’s services for use on their own web sites; Switchboard’s ability to attract and retain consumers, local merchants and national advertisers to its web site; the amount and timing of expenditures for expansion of Switchboard’s operations, including the hiring of new employees, capital expenditures and related costs; the amount of Switchboard’s expenses, which are largely fixed in the short-term and are partially based on expectations regarding future revenue; Cable & Wireless’ recent announcement that it intends to exit its U.S. operations; Switchboard’s reliance on a small number of customers for a large portion of its revenues; intense competition; undetected software errors; risks associated with the conduct of business on the Internet; costs and risks associated with any acquisition; Switchboard’s ability to attract and retain the services of key executives and other highly skilled managerial and technical personnel; and other factors that may be announced by Switchboard from time to time.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of June 30, 2003 are invested in U.S. agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of June 30, 2003.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c), based on their evaluation of such controls and procedures as of June 30, 2003, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended June 30, 2003.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

Two reports on Form 8-K were filed during the quarter ended June 30, 2003. On April 30, 2003, the Company furnished a Current Report on Form 8-K dated April 30, 2003 under Item 9 containing a copy of the Company’s earnings release for the period ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition). On May 22, 2003, the Company furnished a Current Report on Form 8-K dated May 22, 2003 under Item 9 containing a copy of the Company’s annual meeting presentation.

EPRESENCE, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPRESENCE, INC.

Date: August 13, 2003	By:	/s/ RICHARD M. SPAULDING
Richard M. Spaulding Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	TITLE OF DOCUMENT

10.1A+	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and William P. Ferry.

10.2A+	Amended and Restated Executive Retention Agreement dated as of May 8, 2003 between the Registrant and Richard M. Spaulding.

10.3A+	Amended and Restated Executive Retention Agreement dated as of May 8, 2003 between the Registrant and Scott G. Silk.

10.4A+	Amended and Restated Executive Retention Agreement dated as of May 8, 2003 between the Registrant and Scott E. Kitlinski.

10.5A+	Amended and Restated Executive Retention Agreement dated as of May 8, 2003 between the Registrant and Anthony J. Bellantuoni.

10.6A+	Amendment No. 2 to the 2001 Stock Incentive Plan.

10.7A+	Amendment No. 6 to the 1992 Director Stock Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10Q.