Form 10-Q
period 2003-09-30
EPRESENCE INC
filed 2003-11-14
CIK 888711

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of Common Stock as of October 31, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	22,761,238

EPRESENCE, INC.

QUARTERLY REPORT ON FORM 10-Q

This Quarterly Report on Form 10-Q contains forward-looking statements, including information with respect to the Company’s plans and strategy for its business and proposed sale of its services business, sale or distribution of Switchboard shares and liquidation, and dissolution. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Factors Affecting Future Operating Results” included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EPRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$78,611	$73,195
Restricted cash	36	1,640
Marketable securities	16,368	16,533
Accounts receivable, net of allowances of $837 and $1,330, respectively	5,294	4,872
Other current assets	2,093	1,875

Total current assets	102,402	98,115
Marketable securities	2,095	13,902
Property and equipment, net	2,001	3,271
Other assets	871	1,131

TOTAL ASSETS	$107,369	$116,419

LIABILITIES
Accounts payable	$1,660	$1,927
Accrued expenses	7,224	8,522
Other current liabilities	411	448
Deferred revenue	1,410	1,608
Current portion of long-term debt	—	2,699

Total current liabilities	10,705	15,204

Long-term debt, net of current portion	—	1,124

Minority interest in consolidated subsidiaries	26,147	24,522

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized–1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized–100,000,000 shares; issued 26,427,971 and 26,332,027 shares, respectively	264	263
Additional paid-in capital	172,998	172,014
Unearned compensation	(69)	(592)
Accumulated deficit	(66,777)	(60,420)
Accumulated other comprehensive income	80	283
Treasury stock; 3,677,800 shares at cost	(35,979)	(35,979)

Total stockholders’ equity	70,517	75,569

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,369	$116,419

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Services	$4,072	$7,360	$12,557	$26,605
Switchboard	4,108	3,374	11,423	8,362

Total revenues	8,180	10,734	23,980	34,967

Cost of Revenues:
Services	2,743	4,749	8,864	17,477
Switchboard	662	951	2,183	2,981

Total cost of revenues	3,405	5,700	11,047	20,458

Gross profit	4,775	5,034	12,933	14,509

Operating expenses:
Sales and marketing	2,145	3,680	7,271	11,980
Product development	1,181	1,378	3,416	4,200
General and administrative	2,731	4,511	9,123	12,086
Restructure charges	—	—	(35)	4,000

Total operating expenses	6,057	9,569	19,775	32,266

Loss from operations	(1,282)	(4,535)	(6,842)	(17,757)

Other income/(expense):
Interest income, net	330	667	1,073	3,170
Minority interest in Switchboard (income) losses	(369)	663	(650)	1,789
Other, net	5	(61)	100	(46)

Total other income/(expense)	(34)	1,269	523	4,913

Net loss before income taxes	(1,316)	(3,266)	(6,319)	(12,844)
Provision for income taxes	16	—	38	95

Net loss	$(1,332)	$(3,266)	$(6,357)	$(12,939)

Basic and diluted net loss per share	$(0.06)	$(0.15)	$(0.29)	$(0.58)

Basic and diluted weighted average number of common shares	22,258	22,224	22,238	22,315

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(6,357)	$(12,939)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments	—	(431)
Depreciation and amortization	1,459	1,944
Minority interest	650	(1,789)
Loss on disposal of assets	2	227
Restructuring and other charges, non-cash portion	—	800
Amortization of unearned compensation	523	864
Amortization of AOL assets	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(416)	5,084
Income tax receivable	—	1,228
Other current assets	(217)	2,535
Other non-current assets	260	592
Accounts payable and accrued expenses	(1,525)	(7,647)
Payment on AOL Directory Agreement	—	(2,000)
Accrued costs for restructuring and other charges	(39)	890
Deferred revenue	(199)	(3,356)

Net cash used in operating activities	(5,859)	(11,998)

Cash Flows from Investing Activities:
Purchases of property and equipment	(191)	(891)
Decrease (increase) in restricted cash	1,602	(1,162)
Proceeds from marketable securities, net	11,768	57,960

Net cash provided by investing activities	13,179	55,907

Cash Flows from Financing Activities:
(Payments on) proceeds from debt	(2,223)	1,623
Purchase of treasury stock	—	(2,364)
Settlement of Envenue liability	(1,700)	—
Proceeds from issuance of common stock	2,012	360

Net cash used in financing activities	(1,911)	(381)

Effect of exchange rate changes on cash and cash equivalents	7	4

Net increase in cash and cash equivalents	5,416	43,532
Cash and cash equivalents at beginning of the period	73,195	33,022

Cash and cash equivalents at end of the period	$78,611	$76,554

Supplemental Disclosures of Cash Flow Information:
Non-cash financing activity:
Repurchase of restricted stock of Switchboard and reduction of note receivable	$725	$—
Note receivable from officer for issuance of common stock of subsidiary	$—	$1,449
Asset and liability related to AOL Directory Agreement	$—	$12,000

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

ePresence, Inc., (“the Company”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. ePresence is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across information technology (“IT”) environments, creating context and common infrastructure across distributed constituencies, business processes and applications. The Company’s primary service offerings blend the elements of security and identity management, which include enterprise directory and meta-directory services, access and password management services, single sign-on services, electronic provisioning services, IT platform services, and managed operational and remote access services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of local online advertising solutions for local merchant and national advertisers, enabled by its consumer oriented online yellow and white pages directory technology. Switchboard generates revenue primarily from merchant advertisements that are placed in the Switchboard-powered yellow pages platforms of its licensees, as well as in its own directory website, www.switchboard.com. Switchboard licenses its yellow pages platform to Internet portals, traditional yellow pages publishers and newspaper publishers. Switchboard operates in one business segment as a provider of advertising solutions through its web-hosted directory technologies and customized yellow pages platforms. The Company consolidates Switchboard’s revenues, expenses and other income and expense in the Company’s consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in the Company’s Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002. At September 30, 2003, the Company owned 9,802,421 shares or an approximate 51.6% equity interest of Switchboard’s outstanding common stock.

The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP in the U.S. have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K, Commission File No. 000-20364 that was filed with the Securities and Exchange Commission on March 28, 2003. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On October 23, 2003, the Company announced its intention to liquidate, satisfy its remaining obligations and make one or more distributions to its stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in note 12 to these financial statements, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

NOTE 2. STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123 (in thousands except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(1,332)	$(3,266)	$(6,357)	$(12,939)

Add: Stock-based employee compensation expense included in reported net income	139	232	471	807

Less: Total stock-based compensation expense determined under fair value based method for all awards	(792)	(2,445)	(3,587)	(5,662)

Pro forma net loss	$(1,985)	$(5,479)	$(9,473)	$(17,794)

Basic and diluted loss per share as reported	$(0.06)	$(0.15)	$(0.29)	$(0.58)

Pro forma basic and diluted loss per share	$(0.09)	$(0.25)	$(0.43)	$(0.80)

NOTE 3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company classifies all of its marketable debt and equity securities as available for sale securities. These securities are valued at their fair value. Unrealized holding gains and losses are reported as a net amount in accumulated other comprehensive income, a separate component of stockholders’ equity.

In the nine months ended September 30, 2003 and 2002, purchases of marketable securities were $28,804,000 and $36,836,000 respectively. In the nine months ended September 30, 2003 and 2002, proceeds from sales and maturities of marketable securities were $40,572,000 and $94,796,000, respectively.

In the nine months ended September 30, 2003 and 2002, the Company recorded a realized gain on marketable securities of $76,000 and $695,000, respectively. In the nine months ended September 30, 2003, the Company recorded a realized loss on marketable securities of $3,000.

NOTE 4. RESTRUCTURING AND SPECIAL CHARGES

The following table summarizes activity related to restructuring and other charges:

	Nine Months Ended September 30, 2003 (in thousands)
	Accrual/ Reserve Balance 12/31/02	Total Other Charges	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 09/30/03
Staff reductions	$843	$(35)	$(449)	$—	$359
Office closures, asset write-offs and other costs	2,353	—	(652)	—	1,701

	$3,196	$(35)	$(1,101)	$—	$2,060

NOTE 5. BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share because to include the dilutive effect of potential common shares outstanding during the period would be antidilutive.

Options to purchase 1,839,371 and 4,506,514 shares of common stock outstanding during the three months ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive. Options to purchase 3,379,270 and 3,598,022 shares of common stock outstanding during the nine months ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 6. COMPREHENSIVE LOSS

Other comprehensive loss includes unrealized gains or losses on the Company’s available-for-sale investments.

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,332)	$(3,266)	$(6,357)	$(12,939)
Unrealized loss on marketable securities	(100)	(45)	(203)	(1,162)

Comprehensive loss	$(1,432)	$(3,311)	$(6,560)	$(14,101)

NOTE 7. SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Services
Revenues	$4,072	$7,360	$12,557	$26,605
Cost of Revenues	2,743	4,749	8,864	17,477

Gross Profit	1,329	2,611	3,693	9,128
Operating Expenses:
Sales and marketing	1,232	2,553	4,831	8,281
General and administrative	1,988	2,905	6,554	9,050
Restructuring and other charges	—	—	—	4,000

Operating Expenses	3,220	5,458	11,385	21,331

Operating loss	$(1,891)	$(2,847)	$(7,692)	$(12,203)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Switchboard:
Revenues	$4,108	$3,374	$11,423	$8,362
Cost of Revenues	662	951	2,183	2,981

Gross Profit	3,446	2,423	9,240	5,381
Operating Expenses:
Sales and marketing	913	1,127	2,440	3,699
Product development	1,181	1,378	3,416	4,200
General and administrative	743	1,606	2,569	3,036
Restructuring and other charges	—	—	(35)	—

Operating Expenses	2,837	4,111	8,390	10,935

Operating income/(loss)	$609	$(1,688)	$850	$(5,554)

NOTE 8. AOL ALLIANCE

Amortization of AOL assets totaled $433,000 and $2,000,000 in the three and nine months ended September 30, 2002, respectively. Switchboard amended its agreement with AOL in August 2002, which, among other things, eliminated Switchboard’s requirement to make payments to AOL totaling $12,000,000. As a result of the elimination of these additional payments to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in August 2002, offsetting amortization recorded in the period. There was no amortization of AOL assets in the three and nine months ended September 30, 2003. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. Amortization of assets related to AOL has been reflected as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) 01-9. Subsequently in October 2003, Switchboard amended and restated its agreement with AOL. (See Note 12)

Net revenue recognized from AOL was $1,600,000, or 40% of net Switchboard revenue, and $5,100,000, or 44% of net Switchboard revenue, for the three and nine months ended September 30, 2003, respectively. Net revenue recognized from AOL, including amortization of consideration given to AOL, was $1,700,000, or 52% of net Switchboard revenue, and $3,100,000, or 37% of net Switchboard revenue, for the three and nine months ended September 30, 2002, respectively. Net amounts due from AOL included in accounts receivable at September 30, 2003 and December 31, 2002 were $1,300,000 and $549,000, respectively. As of September 30, 2003, AOL beneficially owned 7.9% of Switchboard’s outstanding common stock.

NOTE 9. NOTE RECEIVABLE FOR THE ISSUANCE OF SWITCHBOARD RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from its former Chief Executive Officer and member of its Board of Directors, Mr. Douglas Greenlaw, for approximately $1,400,000 arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by that individual. The note bears interest at a rate of 4.875%, which was deemed to be fair market value at the time of the issuance of the note, compounding annually and is 100% recourse as to principal and interest.

Mr. Greenlaw ceased to be an employee and resigned as a director of Switchboard effective September 2, 2003. In connection with Mr. Greenlaw’s separation of employment, Switchboard recorded, as a component of general and administrative expense, certain separation expenses of $174,000 in the three and nine months ended September 30, 2003 in accordance with Mr. Greenlaw’s employment agreement. At the time Mr. Greenlaw ceased to be affiliated with Switchboard, 225,000 of the original 450,000 shares granted were vested. In September 2003, Switchboard exercised its right to repurchase the remaining 225,000 unvested shares for $725,000, resulting in a corresponding reduction in the outstanding note of $725,000. The interest accrued on the $725,000 of principal repaid in the transaction remained outstanding at September 30, 2003. At September 30, 2003, Switchboard had recorded $848,000 in principal and interest as a note receivable within stockholders’ equity. Per the terms of the note, the note is payable within 90 days from the date Mr. Greenlaw ceased to be affiliated with Switchboard.

During the three and nine months ended September 30, 2003, Switchboard recorded $16,000 and $53,000 in interest income resulting from this note receivable, respectively. During the three and nine months ended September 30, 2002, Switchboard recorded $18,000 and $53,000 in interest income resulting from this note receivable, respectively.

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

NOTE 11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, for which it is effective for the first fiscal period beginning after December 31, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated results of operations, financial position and cash flows

NOTE 12. SUBSEQUENT EVENTS

On October 23, 2003 the Company announced that it had signed a definitive agreement to sell the assets of its services business to Unisys Corporation (NYSE:UIS) for approximately $11,500,000 in cash. These assets include ePresence’s customer relationships and industry partnerships, and a majority of the Company’s employees are expected to become employees of Unisys. The transaction is subject to the approval of ePresence stockholders and other closing conditions, and is expected to be completed as early as December 2003. The Company currently plans to sell, subject to stockhholder approval, all of its Switchboard shares in an underwritten public offering. This transaction is discussed in more detail below. The Company also announced that its Board of Directors has approved a plan of liquidation of the Company. The Company has filed a preliminary proxy statement, dated November 6, 2003, regarding these matters.

On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 9,802,421 shares are proposed to be sold by the Company, 235,000 shares are proposed to be sold by certain other selling stockholders, and 100,000 shares are proposed to be sold by Switchboard. The offering is being initiated by the Company in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its plan of liquidation. At the completion of the offering, if completed on the proposed terms and with no exercise of the over-allotment option, the Company would own approximately 5.7% of Switchboard’s outstanding shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, the Company would no longer own any shares of Switchboard. The sale of the Company’s entire holdings of Switchboard stock is subject to the approval of the Company’s stockholders. However, the Company’s board of directors has authorized the Company to sell up to 5,400,000 of its shares of Switchboard stock without stockholder approval.

In connection with ePresence’s plans to liquidate and dissolve, the Company has incurred approximately $7.5 million subsequent to September 30, 2003, related to the termination of a vendor relationship, subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution, the Company will cease all operations and activities other than the winding-up of its affairs.

In the event of stockholder approval of the plan of liquidation, the Company would be required to adopt a liquidation basis of accounting. Accordingly, the Company would no longer report a balance sheet but would instead report a consolidated statement of net assets available in liquidation, which would not include a stockholders’ equity section. In the consolidated statement of net assets available in liquidation, the Company’s assets would be valued at their estimated net realizable value and liabilities would include the estimated costs associated with carrying out the plan of liquidation. In addition, the Company would no longer report a consolidated statement of operations but instead would report a consolidated statement of loss and changes in net assets.

The following table presents a pro forma reconciliation of a statement of net assets available for liquidation assuming the plan of liquidation is approved and the sales of the services business assets and Switchboard common stock are consummated. The Company has estimated, as of September 30, 2003,the following potentially realizable values of its assets, estimated liabilities and estimated costs of liquidation after the Company ceases its operations, including the Company’s shares of Switchboard common stock. There can be no assurance, however, that the Company will incur costs or be able to settle its liabilities or dispose of its assets within the indicated ranges, or at all.

(in thousands)

	Historical September 30, 2003	Pro forma adjustments			Pro forma September 30, 2003
		Switchboard (1)	Sale to Unisys (2)	Other Adjustments(3)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,611	$(42,106)	$12,805	$—	$49,310
Restricted cash equivalents	36	(36)	—	—	—
Marketable Securities	16,368	(8,685)	—	—	7,683
Accounts receivable, net	5,294	(2,543)	(2,751)	—	—
Prepaid expenses and other current assets (i)	2,093	(775)	(463)	(178)	677
Investment in Switchboard (4)	—	12,966	—	51,520	64,486

Total current assets	102,402	(41,179)	9,591	51,342	122,156
Property and equipment, net	2,001	(1,007)	(164)	(830)	—
Non-current investments	2,095	(2,095)	—	—	—
Other assets	871	—	—	(521)	350

Total assets	$107,369	$(44,281)	$9,427	$49,991	$122,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,660	$(1,013)	$(73)	$—	$574
Accrued expenses (ii)	7,224	(1,635)	1,729	6,130	13,448
Other current liabilities	411	—	—	(411)	—
Reserve for estimated costs during liquidation (iii)	—	—	—	18,183	18,183
Deferred revenue	1,410	(532)	(878)	—	—

Total current liabilities	10,705	(3,180)	778	23,902	32,205

MINORITY INTEREST	26,147	(26,147)	—	—	—

STOCKHOLDERS’ EQUITY(5):
Common stock	264	(98)	—	(166)	—
Additional paid-in capital	172,996	(84,522)	—	(88,474)	—
Unearned Compensation	(69)	69	—	—	—
Accumulated deficit	(66,775)	56,713	8,649	27,228	—
Accumulated other comprehensive income	80	(82)	—	2	—
Treasury Stock	(35,979)	—	—	35,979	—

Total stockholders’ equity	70,517	(27,920)	8,649	(25,431)	—

Total liabilities and stockholders’ equity	$107,369	$(57,247)	$9,427	$(1,529)	$32,205

Net assets available to common stockholders					$90,301

Notes to Pro Forma Consolidated Statement of Net Assets Available in Liquidation

(1)	These pro forma adjustments de-consolidate Switchboard, as Switchboard will continue as a stand-alone publicly-held entity.

(2)	These adjustments reflect the sale of the services business to Unisys for the estimated purchase price of $11.5 million and a working capital adjustment of $1.3 million based upon 90% of accounts receivable and work-in-process less deferred revenues and supplier payables.

(3)	The pro forma adjustments do not include any estimates for pending or threatened litigation or claims. Estimates associated with the liquidation of the Company, include:

(i)	Estimated proceeds from the return of security deposits, the sale and disposition of long-lived assets and federal income tax refunds.

(ii)	Includes an estimated settlement of accrued liabilities, including real estate lease obligations, employee compensation costs, estimated costs and other operating costs. Also includes a reserve for unknown contingencies.

(iii)	(a) Ongoing operating costs, including estimated costs related to dissolution transaction, payroll costs and overhead operating costs such as rent, legal fees, accounting fees, taxes, insurance and other operating costs of $4.1 million, (b) employee severance and related costs of $6.9 million, certain of which are based upon the amounts distributed to our stockholders and (c) other costs, including cost of the director and officer six-year tail insurance policy, costs to terminate a vendor relationship, certain foreign entity dissolution costs and benefits plans termination costs of $7.2 million.

(4)	Estimated value expected to be distributed to stockholders in respect of our Switchboard shares based on an assumed value per Switchboard share of $7.00 (the last sale price reported by the NASDAQ National Market on November 13, 2003), net of underwriting commissions, other selling expenses and estimated tax liability. Actual values could be higher or lower and the price or prices at which we sell shares of Switchboard common stock may be higher or lower than the value used in this pro forma table and may not be payable for shares distributed to stockholders rather than sold.

(5)	In accordance with a liquidation basis of accounting, the consolidated statement of net assets available in liquidation would not include a stockholders’ equity section.

In October 2003, Switchboard amended and restated its Directory and Local Advertising Platform Services Agreement with AOL. The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that Switchboard will receive $4,800,000 annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory platform and inclusion of current AOL merchants in Switchboard’s yellow pages platform. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL’s and Switchboard’s consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated. AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4,800,000 annual fee, Switchboard is obligated, if requested by AOL, to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL’s directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter will be valued using Switchboard’s standard hourly rates for engineering services and will be deferred until the hours carried forward are either used or the right to use them expires. Switchboard will bill AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognize this revenue during the period in which the engineering services are delivered.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

ePresence, Inc. (“ePresence,” “we” or “us”) has two reportable segments: services and Switchboard. These segments are managed separately as they are separately traded public companies and market and distribute distinct products and services. ePresence’s services business is a leading consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. ePresence’s primary service offerings blend the elements of security and identity management, which include enterprise directory and meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational and remote access services. Our Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of local online advertising solutions for local merchant and national advertisers, enabled by its consumer oriented online yellow and white pages directory technology. Switchboard generates revenue primarily from merchant advertisements that are placed in the Switchboard-powered yellow pages platforms of its licensees, as well as in its own directory website, www.switchboard.com. Switchboard licenses its yellow pages platform to Internet portals, traditional yellow pages publishers and newspaper publishers. Switchboard operates in one business segment as a provider of advertising solutions through its web-hosted directory technologies and customized yellow pages platforms. We consolidate Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. In addition, Switchboard’s assets and liabilities are consolidated in our Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002. At September 30, 2003, we owned 9,802,421 shares or an approximate 51.6% equity interest of Switchboard’s outstanding common stock.

On October 23, 2003 we announced that we had signed a definitive agreement to sell the assets of our services business to Unisys Corporation (NYSE:UIS) for approximately $11,500,000 in cash. These assets include our customer relationships and industry partnerships, and a majority of our employees are expected to become employees of Unisys. The transaction is subject to the approval of our stockholders and other closing conditions, and is expected to be completed as early as December 2003. We currently plan to sell, subject to stockholder approval, all of our Switchboard shares in an underwritten public offering. This transaction is discussed in more detail below. We also announced that our Board of Directors has approved a plan of liquidation of ePresence. We have filed a preliminary proxy statement, dated November 6, 2003, regarding these matters.

On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 9,802,421 shares are proposed to be sold by us, 235,000 shares are proposed to be sold by certain other selling stockholders, and 100,000 shares are proposed to be sold by Switchboard. The offering is being initiated by us in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with our plan of liquidation. At the completion of the offering, if completed on the proposed terms and with no exercise of the over-allotment option, we would own approximately 5.7% of Switchboard’s outstanding shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, we would no longer own any shares of Switchboard. The sale of our entire holdings of Switchboard stock is subject to the approval of our stockholders. However, our board of directors has authorized us to sell up to 5,400,000 of our shares of Switchboard stock without stockholder approval.

In connection with our plans to liquidate and dissolve, we have incurred approximately $7.5 million subsequent to September 30, 2003, related to the termination of a vendor relationship, subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon the sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution, we will cease all operations and activities other than the winding-up of our affairs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On October 23, 2003, we announced our intention to liquidate, satisfy our remaining obligations and make one or more distributions to our stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in Note 12 to the financial statements included in this quarterly report, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

RESULTS OF OPERATIONS

Services Revenues

Services revenues for the three-month period ended September 30, 2003 decreased 45% to $4.1 million, compared with $7.4 million for the corresponding period in 2002. Services revenues for the nine-month period ended September 30, 2003 decreased 53% to $12.6 million, compared with $26.6 million for the corresponding period in 2002.

Of the $3.3 million and $14.0 million declines for the three and nine-month periods ended September 30, 2003, consulting revenues decreased $3.3 million or 57% and $9.4 million or 54%, respectively. Third party product revenues declined $0.3 million or 100% and $3.7 million or 98%, respectively. Managed services revenues increased $0.3 million or 20% and decreased $0.9 million or 17% for the three and nine-month periods ended September 30, 2003, respectively. The decrease in 2003 for the consulting and third party product revenues was principally due to unfavorable economic conditions leading to decreased and deferred technology spending and related deployments. For the nine months ended September 30, 2003, consulting and third party revenue was also impacted by a decline in revenues from our portal solutions business and our operations in Germany and the United Kingdom, which we exited in 2002. The increase in managed services revenues for the three-month period was due primarily to growth of our remote access managed services revenues and was offset in part by a decline in our legacy support services revenues. The decrease in managed services revenue for the nine-month period was principally due to a decline in our legacy support services and was in part offset by increased revenues derived from our remote access managed services offerings.

Services Gross Profit

Gross profit for services for the three-month period ended September 30, 2003 was 33%, or $1.3 million, compared with 35%, or $2.6 million, for the corresponding period in 2002. Gross profit for services for the nine-month period ended September 30, 2003 was 29%, or $3.7 million, compared with 34%, or $9.1 million, for the corresponding period in 2002. The decreases in gross profit dollars and percentages in 2003 were primarily due to decreases in revenues noted above, mitigated, in part, by reductions in cost of services, which decreased at a slower pace than revenues. Cost of services revenues consists primarily of direct costs (i.e., compensation) of consulting delivery personnel and third-party product costs.

Services Operating Expenses

Sales and marketing expenses for services decreased 52% to $1.2 million for the three-month period ended September 30, 2003, compared with $2.6 million for the corresponding period in 2002. Sales and marketing expenses for services decreased 42% to $4.8 million for the nine-month period ended September 30, 2003, compared with $8.3 million for the corresponding period in 2002. The decreases in 2003 were due primarily the effects of our previous restructurings that resulted in cost reductions in our domestic and international operations, principally due to staff reductions in the domestic operations including our portal solutions business as well as the closing of our operations in Germany and the United Kingdom. Sales and marketing expenses as a percentage of services revenues were 30% and 35% for the three-month periods ended September 30, 2003 and 2002, respectively. Sales and marketing expenses as a percentage of services revenues were 38% and 31% for the nine-month periods ended September 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

General and administrative expenses for services decreased 32% to $2.0 million for the three-month period ended September 30, 2003, compared with $2.9 million for the corresponding period in 2002. General and administrative expenses for services decreased 28% to $6.6 million for the nine-month period ended September 30, 2003, compared with $9.1 million for the corresponding period in 2002. The decreases in 2003 were primarily attributable to the effects of our previous restructurings that resulted in a reduction in facility costs and lower depreciation expense as well as staff reductions and related costs and lower bad debt expense. General and administrative expenses as a percentage of services revenues were 49% and 39% for the three-month periods ended September 30, 2003 and 2002, respectively. General and administrative expenses as a percentage of services revenues were 52% and 34% for the nine-month periods ended September 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in management, finance, human resources, information services and legal groups, recruiting and training costs for delivery personnel and facilities and depreciation expenses.

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

In the three months ended December 31, 2002, as part of our continuing plan to implement cost-cutting measures, we recorded total pre-tax charges of $1.1 million for services restructuring activities. The reductions were focused principally on staff in our marketing and general and administrative functions, and the elimination of several senior management positions. These charges included workforce reductions of approximately 31 positions and office closures.

At September 30, 2003, we had utilized approximately $3.5 million in total of the liability of which $1.4 million was severance related costs, with the remainder related to office closures and asset write-offs. The remaining 2002 liability at September 30, 2003 was approximately $1.6 million, the majority of which is cash related. We anticipate that we will utilize a substantial portion of the remaining liability by the end of fiscal year 2003. See Note 4, Restructuring and Special Charges, in the Company’s Notes to Consolidated Financial Statements.

Switchboard Revenues

Switchboard net revenue increased 22% to $4.1 million for the three months ended September 30, 2003, compared with $3.4 million for the corresponding period in 2002. Net revenue increased 37% to $11.4 million for the nine months ended September 30, 2003, compared with $8.4 million for the corresponding period in 2002. The increases for both the three and nine months ended September 30, 2003 consisted primarily of an increase in net merchant network revenue, as well as an increase in national advertising and site sponsorship revenue.

Switchboard net merchant network revenue increased 24% to $3.7 million for the three months ended September 30, 2003, compared with $3.0 million for the corresponding period in 2002. Net merchant network revenue increased 38% to $10.2 million for the nine months ended September 30, 2003, compared with $7.4 million for the corresponding period in 2002. The increase in net merchant network revenue in the three months ended September 30, 2003 was attributable primarily to an increase in licensing revenue from new and existing merchant network alliance partners, including AOL, offset in part by a decrease in engineering and other services revenue. The increase in net merchant network revenue for the nine months ended September 30, 2003 was primarily due to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. The increase in net merchant network revenue in the nine months ended September 30, 2003 was also attributable to an increase in licensing revenue from new and existing merchant network alliance partners, as well as additional revenue from engineering and other services. Offsetting these increases in the nine-month period ended September 30, 2003 was a decrease of $0.4 million in licensing revenue from AOL, primarily as a result of significantly reduced nationally oriented merchant advertising sales by AOL, as well as a reduction in the percentage by which Switchboard shares in directory revenue generated by AOL under the Directory Agreement based upon the achievement of a predetermined cumulative revenue milestone.

Switchboard’s national advertising and site sponsorship revenue increased 6% to $0.4 million for the three months ended September 30, 2003, compared with $0.4 million for the corresponding period in 2002. National advertising and site sponsorship revenue increased 27% to $1.3 million for the nine months ended September 30, 2003, compared with $1.0 million for the corresponding period in 2002. The increase in national advertising and site sponsorship revenue for both the three and nine months ended September 30, 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers due to an increase in the rate charged to those existing customers as well as additional advertising placements on, and an increase in traffic to, Switchboard’s website.

Switchboard Gross Profit

Switchboard gross profit increased 42% to $3.4 million, or 84% of net revenue, for the three months ended September 30, 2003, compared with $2.4 million, or 72% of net revenue, for the corresponding period in 2002. Gross profit increased 72% to $9.2 million, or 81% of net revenue, in the nine months ended September 30, 2003, compared with $5.4 million, or 64% of net revenue, for the corresponding period in 2002. The increase in gross profit dollars and percentage for the three months ended September 30, 2003 was primarily due to the reduction in the amortization of consideration given to AOL discussed above, an overall increase in gross revenue and a decrease in cost of revenue due to lower margin engineering services making up a smaller portion of gross revenue. The increase in gross profit dollars and percentage for the nine months ended September 30, 2003 was primarily due to an increase in gross revenue and a decrease in cost of revenue due to lower margin engineering services making up a smaller portion of gross revenue.

Switchboard Operating Expenses

Sales and marketing expenses decreased 19% to $0.9 million for the three months ended September 30, 2003, compared with $1.1 million for the corresponding period in 2002. Sales and marketing expenses decreased 34% to $2.4 million for the nine months ended September 30, 2003, compared with $3.7 million for the corresponding period in 2002. The decrease for the three months ended

September 30, 2003 was primarily related to a decrease in merchant program expenses, as well as decreases in facilities expenses, depreciation expense and public relations expense. The decrease for the nine months ended September 30, 2003 was due to a decrease in merchant program expenses and a reduction of expense resulting from payment from AOL for the final settlement of Switchboard’s prior agreement with AOL, which was terminated in March 1999. The decrease for the nine months ended September 30, 2003 was also due to decreases in public relations expense, facilities expenses and depreciation expense.

Research and development expenses decreased 14% to $1.2 million for the three months ended September 30, 2003, compared with $1.4 million for the corresponding period in 2002. Research and development expenses decreased 19% to $3.4 million for the nine months ended September 30, 2003, compared with $4.2 million for the corresponding period in 2002. The decrease for the three months ended September 30, 2003 was due primarily to decreases in facilities expenses, salaries and benefits and depreciation. The decrease for the nine months ended September 30, 2003 was due primarily to decreases in salaries and benefits, consulting expenses and facilities expenses, as well as decreases in equipment and software maintenance contract expenses and depreciation expenses.

General and administrative expenses increased 54% to $0.7 million for the three months ended September 30, 2003, compared with $1.6 million for the corresponding period in 2002. General and administrative expenses decreased 15% to $2.6 million for the nine months ended September 30, 2003, compared with $3.0 million for the corresponding period in 2002. The decrease for the three months ended September 30, 2003 was primarily due to a decrease in expenses Switchboard incurred in the 2002 period for professional services related to the amending of their Annual Report on Form 10-K for the year ended December 31, 2001 and their Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein. The decrease in general and administrative expense in the three months ended September 30, 2003 was also due, to a lesser extent, to a reduction in expense due to Switchboard’s revision of its estimate of the liability required for potential damages resulting from a class action lawsuit filed against Switchboard and certain of its current and former officers, as well as decreases in other professional services, insurance expense and employee compensation and benefits. These decreases were offset in part by an increase in separation benefit expenses resulting from Mr. Greenlaw’s resignation as Switchboard’s CEO. The decrease for the nine months ended September 30, 2003 was primarily due to costs incurred by Switchboard in the 2002 period for professional services resulting from the aforementioned restatements. The decrease in general and administrative expense in the nine months ended September 30, 2003 was also due, to a lesser extent, to a decrease in insurance expense and the reduction of expense resulting from the revision of Switchboard’s estimate of its liability for damages resulting from the class action lawsuit described above. These decreases were offset in part by separation benefit expenses resulting from Mr. Greenlaw’s resignation.

In the three months ended June 30, 2003, Switchboard recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of the compensation amount for a terminated employee for which Switchboard had reserved as part of Switchboard’s 2001 special charges. It was determined in the three months ended June 30, 2003 that the reserve for this compensation was no longer required. As of September 30, 2003, Switchboard had a remaining liability of $13,000 for the 2001 special charges related primarily to Switchboard’s remaining net lease obligations for a closed facility.

Consolidated Other Income and Income Taxes

Consolidated other income was zero for the three-month period ended September 30, 2003 and $1.3 million for the corresponding period in 2002. Consolidated other income was $0.5 million for the nine-month period ended September 30, 2003 and $4.9 million for the corresponding period in 2002.

The decrease in 2003 is due primarily to a decrease in interest income earned as a result of a decline in interest rates and reduced funds available for investment as well as the change in the minority interest in Switchboard’s income/(loss). We consolidate Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard is eliminated through consolidated other income and expense. The reduction in the minority interest in Switchboard for 2003 is a result of Switchboard reporting net income for the nine months ended September 30, 2003 versus reporting a net loss in the nine months ended September 30, 2003.

We recorded no tax benefit on our operating losses for the three months ended September 30, 2003 and 2002 due to the uncertainty of its realization. The provision for income taxes in 2003 is for taxes related to our securities corporation as well as other state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, consolidated cash, cash equivalents, marketable securities and restricted cash were $97.1 million, of which $44.2 million was held by ePresence and $52.9 million was held by Switchboard. At December 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $105.3 million, of which $51.4 million was held by ePresence and $53.9 million was held by Switchboard. Consolidated working capital increased from $82.9 million at December 31, 2002 to

$91.7 million at September 30, 2003. Cash and cash equivalents increased $5.4 million resulting in a consolidated balance of $78.6 million at September 30, 2003. This increase was primarily due to net cash provided by investing activities of $13.2 million offset in part by net cash used in operating activities of $5.9 million and net cash used in financing activities of $1.9 million. .

Net cash used in operating activities for the nine-month period ended September 30, 2003 of $5.9 million, was primarily due to a net loss of $6.4 million, a decrease in accounts payable and accrued expenses of $1.5 million and an increase in accounts receivable of $0.4 million. These decreases were offset in part by depreciation and amortization of $1.5 million, $0.7 million for the change in minority interest in Switchboard and by amortization of unearned compensation of $0.5 million.

Net cash used in financing activities for the nine-month period ended September 30, 2003 of $1.9 million was primarily due to payments on Switchboard’s notes payable of $2.2 million, and a payment of $1.7 million related to Switchboard’s settlement of its litigation with the former stockholders of Envenue Inc. (“Envenue”). These decreases were offset by proceeds from issuance of common stock of $2.0 million.

Net cash provided by investing activities for the nine-month period ended September 30, 2003 of $13.2 million was primarily due to net proceeds from marketable securities of $11.8 million and a decrease of $1.6 million in restricted cash.

In November 2002, we entered into a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”), that provides for borrowings at SVB’s prime rate. This credit agreement has a one-year term and contains covenants relating to the maintenance of certain financial ratios. We had no borrowings under this line of credit outstanding at September 30, 2003.

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Financing Agreement”) with Silicon Valley Bank (“SVB”), under which Switchboard had the ability to borrow up to $4.0 million for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. Switchboard had utilized $2.7 million of this facility through borrowings that occurred in June and September 2002. The SVB Financing Agreement also provided for a $1.0 million revolving line of credit. Switchboard did not borrow any amounts under the revolving line of credit. Switchboard’s ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003, after Switchboard chose not to extend the agreement. In May 2003, Switchboard paid SVB $1.8 million in satisfaction of Switchboard’s outstanding borrowings under the loan facility. Switchboard is no longer required to maintain minimum amounts in deposit or investment accounts at SVB, as the SVB Financing Agreement has expired and any outstanding borrowings have been repaid in full.

In December 2000, our Board of Directors authorized the repurchase of up to $10.0 million of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of September 30, 2003, we have expended $7.4 million toward stock repurchases pursuant to this repurchase program.

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

On October 23, 2003, we announced our intention to liquidate in order to distribute our remaining assets to our stockholders. We believe that our current cash, cash equivalents and short-term investments will be sufficient to satisfy our remaining obligations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of accounting pronouncements, and our proposed sale of our services business, sale of our Switchboard shares and liquidation and dissolution, consists of forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following factors:

Factors Relating to our Proposed Asset Sale

If the Asset Sale is not completed as expected, our business could be materially disrupted.

If we are unable to close the proposed sale of our services business to Unisys (the “Asset Sale”), including as a result of our failure to obtain the approval of our stockholders, our services business could be materially disrupted. This disruption could be caused by confusion among our customers, industry partners and employees as to our future plans with respect to our services business. The public announcement of the Asset Sale and any subsequent failure to consummate the Asset Sale could have a material adverse effect on our sales and operating results and our ability to attract and retain customers, industry partners and key personnel. In addition, we will have to pay for our costs related to the Asset Sale, such as legal, accounting and financial advisory fees, even if the Asset Sale is not completed.

Because our stockholders will not receive stock of Unisys in the Asset Sale, our stockholders will not participate in the potential future growth of our services business.

The purchase price in the Asset Sale consists entirely of cash. As a result, our stockholders will not participate in the expected synergies between our services business and Unisys. Our stockholders will lose the opportunity to capitalize on the potential future growth of our services business and on the potential future success and profits.

The termination fee, expense reimbursement and restrictions on solicitation contained in the Purchase Agreement and the voting agreements may discourage other potential purchasers from trying to acquire us or our services business.

The Asset Purchase Agreement between us and Unisys (the “Purchase Agreement”) obligates us to pay Unisys a termination fee of up to $800,000 and reimburse up to $200,000 of Unisys’ expenses under certain circumstances, including where our board of directors withdraws it recommendation in favor of the Asset Sale or where we terminate the Purchase Agreement to pursue a superior offer. These obligations would make it more costly for another potential purchaser to acquire us or our services business. The Purchase Agreement also generally prohibits us from soliciting, initiating, encouraging or facilitating any proposals that may lead to a proposal or offer for a merger or other business combination with any person other than Unisys. In addition, stockholders owning approximately 15.2% of our outstanding common stock, including our executive officers, directors and an affiliate of one of our directors, have signed voting agreements pursuant to which they have agreed to vote their shares in favor of the Asset Sale. These agreements could discourage other companies from trying to acquire us or our services business, even though those other companies might be willing to offer greater value than Unisys has offered in the Purchase Agreement.

Our stockholders will not be entitled to receive an immediate cash payment from Unisys in the acquisition.

The sale of our services business to Unisys is structured as an Asset Sale, meaning that we will sell the assets to Unisys in exchange for a cash payment to us rather than directly to our stockholders. Any cash that we receive from Unisys will be subject to claims of our creditors, and any distribution of this cash by us to our stockholders could be delayed and will be subject to the other risks and uncertainties associated with a liquidation, as described below under “Factors Relating to our Proposed Plan of Liquidation.” Also, unless the stockholders approve our Plan of Liquidation and dissolution, we do not currently anticipate that we will distribute to our stockholders any cash proceeds from the Asset Sale.

Our directors and executive officers may have interests that are different from, or in addition to, those of our stockholders generally.

You should be aware of interests of, and the benefits available to, our directors and executive officers when considering the recommendation of our board of directors of the Asset Sale and our Plan of Liquidation. Our directors and executive officers have interests in the Asset Sale and Plan of Liquidation that are in addition to, or different from, their interests as stockholders. In connection with the Asset Sale and Plan of Liquidation, or upon termination of employment following the Asset Sale or approval of the Plan of Liquidation, our officers will be entitled to receive option vesting, severance benefits, loan forgiveness and other payments. In addition, following our dissolution, our directors and executive officers may receive liquidating distributions in respect of their options and will be entitled to continuing indemnification and liability insurance.

Factors Relating to our Proposed Switchboard Stock Sale

We may elect to not sell any Switchboard shares.

Even if we are authorized by our stockholders to sell up to all of our shares of Switchboard common stock, it is possible that we may elect to not sell all or any of our Switchboard shares. Factors that could cause us to not sell shares include a decrease in the trading price of the Switchboard common stock or failure of our stockholders to approve the sale of our services business or liquidation and dissolution.

Our stockholders will not be able to determine the price at which we sell shares.

Our sale of Switchboard shares, rather than a distribution of the shares to our stockholders, will result in us rather than our stockholders determining when and at what price to sell the shares. We could sell shares at prices that are significantly lower than the current or historical trading prices of the Switchboard shares or at prices significantly below the price at which an ePresence stockholder would sell the shares if owned directly by the stockholder. Based on the current trading price of the Switchboard shares, we expect that a significant portion of our liquidation value will depend upon the value of the Switchboard shares.

Our stockholders will lose the ability to participate in any future growth and stock price increases of Switchboard.

To the extent we sell our Switchboard shares, our stockholders will lose the ability to participate in the future growth of Switchboard and to benefit from increases in the stock price of Switchboard. The value of Switchboard shares could increase above the price at which we sell our shares.

We will lose the ability to control or significantly influence the outcome of voting on matters submitted to Switchboard stockholders.

In the event we sell some but not all of our Switchboard shares, we would continue to have a stake in the future of Switchboard but may not have the ability to control or significantly influence the outcome of matters submitted to the Switchboard stockholders. Because we currently own a majority of the Switchboard shares, we control or significantly influence the outcome of matters submitted to stockholders for approval, such as the election of directors, approval of or amendments to stock plans, amendments to the certificate of incorporation and by-laws, and acquisitions and sales. We may not favor the outcome of stockholder voting on matters that we do not control.

We will no longer consolidate our financial results with Switchboard.

We will no longer consolidate Switchboard’s financial results with our results at such time as we own less than a majority of Switchboard’s common stock. This could have an adverse impact on our financial results and, consequently, on our stock price.

There are risks associated with our distribution of proceeds from a sale of Switchboard shares.

Any cash received by us upon a sale of Switchboard shares will be subject to the risks and disadvantages associated with distributions to stockholders, as described below under “Factors Relating to our Proposed Plan of Liquidation.”

Our directors and executive officers may have interests that are different from, or in addition to, those of our stockholders generally.

You should be aware of interests of, and the benefits available to, our directors and executive officers when considering the recommendation of our board of directors of the Switchboard stock sale. Our directors and executive officers have interests in the Switchboard stock sale that are in addition to, or different from, their interests as common stockholders. Certain of our directors and executive officers are directors of Switchboard and own shares of Switchboard stock and options to purchase Switchboard stock.

Factors Relating to our Proposed Plan of Liquidation

Our future plans would be uncertain if our stockholders failed to approve the Plan of Liquidation and our dissolution.

The Plan of Liquidation and our dissolution are dependent upon approval by our stockholders holding at least two-thirds of our outstanding shares. If our stockholders fail to approve the Plan of Liquidation and our dissolution, we may be required to either continue to operate our business or otherwise sell our business, assets or company. However, if the stockholders approve the Asset Sale but not the Plan of Liquidation and our dissolution, we will not have any business and will consider other alternatives, such as using our available cash to acquire other companies or businesses. Pursuant to the terms of the Asset Sale, we would generally be prohibited from competing with the business, so any acquisition would require us to enter a new business in which we may have little or no experience and, accordingly, which may be highly speculative.

Our anticipated timing of the liquidation and dissolution may not be achieved.

Immediately after our proposed special meeting of stockholders, if our stockholders approve the Plan of Liquidation and our dissolution, we intend to file articles of dissolution with the Secretary of State of the Commonwealth of Massachusetts and sell our remaining assets. Although we anticipate that we will make an initial distribution to stockholders within approximately 30 days following the special meeting, there are a number of factors that could delay our anticipated timetable, including the following:

•	lawsuits or other claims asserted against us;

•	delays in the sales of our Switchboard shares;

•	legal, regulatory or administrative delays; and

•	delays in settling our remaining obligations.

We cannot determine with certainty the amount of the distributions to stockholders.

We cannot determine at this time the amount of distributions to our stockholders pursuant to the Plan of Liquidation. This determination depends on a variety of factors, including, but not limited to, the consummation of the Asset Sale, the sale price of any sales of our Switchboard shares, the amount required to settle known and unknown debts and liabilities, and other contingent liabilities, the net proceeds, if any, from the sale of our remaining assets, and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include unanticipated costs relating to:

•	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and

•	delays in our liquidation and dissolution, including due to our inability to settle claims.

As a result, we cannot determine with certainty the amount of distributions to our stockholders.

We may not be able to settle all of our obligations to creditors.

We have current and future obligations to creditors. Our estimated distribution to stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle those obligations with our creditors. We cannot assure you that we will be able to settle all of these obligations or that they can be settled for the amount we have estimated for purposes of calculating the likely distribution to stockholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by us will reduce the amount of remaining capital available for distribution to stockholders.

Our board of directors may abandon or delay implementation of the Plan of Liquidation and our dissolution even if approved by our stockholders.

Even if the Plan of Liquidation and our dissolution are approved and adopted by our stockholders, our board of directors has reserved the right, in its discretion, to abandon or delay implementation of the Plan of Liquidation and our dissolution, in order, for example, to permit us to pursue new strategic opportunities.

Our stockholders may be liable to our creditors for an amount up to the amount distributed by us if our reserves for payments to creditors are inadequate.

If our stockholders approve the Plan of Liquidation and our dissolution and our board of directors determines to proceed with our liquidation and dissolution, the articles of dissolution will be filed with the Commonwealth of Massachusetts dissolving ePresence. Pursuant to Massachusetts law, we will continue to exist for three years after the dissolution becomes effective for the purpose of prosecuting and defending suits against us and enabling us to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under applicable Massachusetts law, stockholders could be held liable for payment to our creditors up to the amount distributed to such stockholder in the liquidation. Accordingly, in such event, a stockholder could be required to return all distributions previously made to such stockholder pursuant to the Plan of Liquidation and could receive nothing from us under the Plan of Liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received by the stockholder, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. We cannot assure you that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us, which is likely to be three years after our dissolution and could be longer.

As a result of our liquidation, for federal income tax purposes stockholders will recognize gain or loss equal to the difference between (1) the sum of the amount of cash distributed to them and the aggregate fair market value of any property distributed to them, and (2) their tax basis for their shares of our capital stock. A stockholder’s tax basis in our shares will depend upon various factors, including the stockholder’s cost and the amount and nature of any distributions received with respect thereto. Any loss generally will be recognized only when the final distribution from us has been received, which is likely to be more than three years after our dissolution.

We may be the potential target of a reverse acquisition or other acquisition.

Until we dissolve, we will continue to exist as a public, non-operating shell company. Public companies that exist as non-operating shell entities have from time to time been the target of “reverse” acquisitions, meaning acquisitions of public companies by private companies in order to bypass the costly and time-intensive registration process to become publicly traded companies. In addition, we could become an acquisition target, through a hostile tender offer or other means, as a result of our cash holdings or for other reasons. If we become the target of a successful acquisition, the new board of directors could potentially decide to either delay or completely abandon the liquidation and dissolution, and our stockholders may not receive any proceeds that would have otherwise been distributed in connection with the liquidation and may receive less than they would have received in the liquidation.

Our directors and executive officers may have interests that are different from, or in addition to, those of our stockholders generally.

You should be aware of interests of, and the benefits available to, our directors and executive officers when considering the recommendation of our board of directors of the Plan of Liquidation and the Asset Sale. Our directors and executive officers have interests in the Plan of Liquidation and the Asset Sale that are in addition to, or different from, their interests as stockholders. In connection with the Asset Sale and Plan of Liquidation, or upon termination of employment following the Asset Sale or approval of the Plan of Liquidation, our executive officers will be entitled to receive option vesting, severance benefits, loan forgiveness and other payments. In addition, following our dissolution our directors and executive officers may receive liquidating distributions in respect of their options and will be entitled to continuing indemnification and liability insurance.

Risks and Factors Relating to the Continued Operation of our Business

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

We were not profitable during the first three quarters of 2003, and there can be no assurance we will return to profitability in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

The market for our services is highly fragmented and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. We expect competition to persist and intensify in the future. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases, have broad customer relationships and have broad industry alliances, including relationships with certain of our current and potential customers. In addition, certain competitors may adopt aggressive pricing policies or may introduce new services. Competitive pressures may make it difficult for us to acquire and retain customers and could require us to reduce the price of our services. We cannot be certain that we will be able to compete successfully with existing or new competitors. Our failure to maintain and enhance our competitive position would limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

The future success of our services business depends on the increased acceptance and use of advanced technologies as a means for conducting commerce and operations. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Businesses may delay adoption of advanced technologies for a number of reasons, including inability to implement and sustain profitable business models using advanced technologies; inadequate network infrastructure or bandwidth; delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and failure of companies to meet their customers’ expectations in delivering goods and services using advanced technologies.

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

Switchboard’s results of operations are consolidated as part of our results of operations. Switchboard, which has a history of incurring net losses prior to the quarter ended March 31, 2003, may experience losses in future periods. In addition, Switchboard’s quarterly results of operations have fluctuated significantly in the past and are likely to fluctuate significantly from quarter to quarter in the future. Factors that may cause Switchboard’s results of operations to fluctuate include: the success of Switchboard’s relationship with AOL; the addition or loss of relationships with third parties that are Switchboard’s source of new merchants for its local merchant network or that license Switchboard’s services for use on their own web sites; Switchboard’s ability to attract and retain consumers, local merchants and national advertisers to its web site; the amount and timing of expenditures for expansion of Switchboard’s operations, including the hiring of new employees, capital expenditures and related costs; the amount of Switchboard’s expenses, which are largely fixed in the short-term and are partially based on expectations regarding future revenue; Cable & Wireless’ recent announcement that it intends to exit its U.S. operations; Switchboard’s reliance on a small number of customers for a large portion of its revenues; intense competition; undetected software errors; risks associated with the conduct of business on the Internet; costs and risks associated with any acquisition; Switchboard’s ability to attract and retain the services of key executives and other highly skilled managerial and technical personnel; and other factors that may be announced by Switchboard from time to time.

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

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of September 30, 2003 are invested in U.S. agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of September 30, 2003.

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

Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, in that they were designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s Rules and forms and (b) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On November 21, 2001, a class action lawsuit was filed in the United States District Court for the Southern District of New York naming as defendants Switchboard, the managing underwriters of Switchboard’s initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is an officer of Switchboard, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard. In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss which challenges the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion. On September 30, 2002, the lawsuit against Messrs. Greenlaw, Polnerow and Jewett was dismissed without prejudice. The Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants’ motion to dismiss, granting in part and denying in part the motion as to Switchboard. In doing so, the court dismissed the plaintiffs’ claims against certain defendants, including Switchboard.

In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Switchboard’s special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interest of Switchboard and that Switchboard should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement, Switchboard does not believe it will suffer material future losses related to this lawsuit.

In the third quarter of 2003, Switchboard was informed by outside counsel that all but two of the non-bankrupt issuers decided to accept the terms and conditions of a proposed settlement of this case. The two issuers who did not accept the proposal were in unique circumstances that do not apply to other issuers. In addition, Switchboard was notified that the final settlement agreements are currently being drafted, and that they are expected to be available for distribution sometime in the fourth quarter of this year.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

One report on Form 8-K was filed during the quarter ended September 30, 2003. On August 8, 2003, the Company furnished a Current Report on Form 8-K dated August 5, 2003 under Item 12 containing a copy of the Company’s earnings release for the period ended June 30, 2003.

On October 23, 2003, the Company furnished a Current Report on Form 8-K dated October 23, 2003 under Item 5 regarding the Company’s announcement to sell its services business and Switchboard shares, plan of liquidation and financial results for the period ended September 30, 2003.

EPRESENCE, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPRESENCE, INC.

Date: November 14, 2003	By:	/s/ RICHARD M. SPAULDING
Richard M. Spaulding Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	TITLE OF DOCUMENT
2.1(1)	Asset Purchase Agreement dated October 22, 2003 between ePresence, Inc. and Unisys Corporation

2.2(1)	Plan of Complete Liquidation and Dissolution of ePresence, Inc.

10.1+	Amendment to Employment Agreement between the Registrant and William P. Ferry dated October 22, 2003.

10.2+	Amendment to Key Employee Retention Agreement dated October 22, 2003 between the Registrant and Scott E. Kitlinski

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated October 23, 2003.