Form 10-K
period 2003-12-31
EPRESENCE INC
filed 2004-03-30
CIK 888711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the last sale price on the NASDAQ National Market on June 30, 2003 was approximately $47,235,500. For this purpose, any officer, director or known 10% stockholder of the Company is deemed to be an affiliate. The Registrant has no shares of non-voting Common Stock authorized or outstanding.

On March 5, 2004, there were 22,816,470 shares of Common Stock outstanding.

ePresence, Inc.

Index to Annual Report on

Form 10-K filed with the

Securities and Exchange Commission

Year Ended December 31, 2003

Items in Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “will”, “believe”, “anticipate”, “plan”, “expect” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” which is in Part II of this Annual Report on Form 10-K. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

WEBSITE ADDRESS

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

SERVICE MARKS

“ePresence” is a servicemark of the Company. Other trademarks, tradenames and servicemarks used in this Annual Report on Form 10-K are the property of their respective companies or organizations.

PART I

ITEM 1.	BUSINESS

General

ePresence, Inc., (“ePresence,” the “Company”, the “Registrant”, “we” or “us”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 21, Segment Information, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003 which is incorporated from Item 8 herein.

On March 2, 2000, Switchboard Incorporated (“Switchboard”) consummated an initial public offering. Prior to the offering we owned approximately 54% of Switchboard’s outstanding common stock. Subsequent to the IPO and through December 31, 2000 we continued to consolidate Switchboard’s results as part of our financial results as, notwithstanding our 38% ownership of Switchboard’s outstanding common stock during this period, the Company maintained control over Switchboard’s board of directors under a Voting Rights Agreement by and among the Company, Switchboard and Viacom Inc. (“Viacom”). However, in January 2001, as a result of the termination of this Voting Rights Agreement and our ownership then being 38%, we ceased to consolidate Switchboard’s results with our financial results, for the first three quarters of 2001. In connection with the Viacom transaction discussed in Note 23 in Company’s Notes to Consolidated Financial Statements, we became owner of approximately 54% of Switchboard’s outstanding stock in October 2001. This change in ownership percentage resulted in us retroactively consolidating Switchboard’s revenues, expenses and other income and expense in our consolidated statement of operations, while the minority interest in Switchboard was eliminated through consolidated other income and expense, as of January 1, 2001. Accordingly, the results of operations and Switchboard’s assets and liabilities for all periods included herein are consistently presented on a consolidated basis. At December 31, 2003, we owned 9,802,421 shares or an approximate 51% equity interest of Switchboard’s outstanding common stock.

In 2003, as a result of the performance of our services business which had experienced declining revenues and operating losses due to unfavorable economic conditions combined with decreased technology spending and faced increasing competition in our industry from companies with greater resources, the Board of Directors decided to pursue strategic initiatives to enhance stockholder value. In August 2003, we announced the engagement of SG Cowen to assist in the pursuit of these strategic initiatives.

On October 23, 2003 we announced that we had signed a definitive agreement to sell the assets of our services business to Unisys Corporation (NYSE:UIS) for approximately $11.5 million in cash. These assets include our customer relationships and industry partnerships, and a majority of our employees are expected to become employees of Unisys. The transaction is subject to the approval of our stockholders and other closing conditions, and is expected to be completed by the second quarter of 2004. We also announced that our Board of Directors has approved a plan of liquidation of ePresence. On March 26, 2004, we announced that Switchboard agreed to be acquired by InfoSpace, subject to stockholder approval. We have filed a preliminary proxy statement, dated November 6, 2003, and amended on December 18, 2003 and January 14, 2004 regarding these matters, and will file an amendment to the proxy statement to reflect the Switchboard merger proposal.

Upon the sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution, we will cease all operations and activities other than the winding-up of our affairs.

Services

ePresence is a consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services.

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

Electronic provisioning services allow customers to empower their employees, partners and customers with fast, convenient electronic access to appropriate company resources and applications. It can be difficult for businesses today to manage the provisioning process because of the growing variety of systems within an organization and the high cost of managing user identities and permissions across organizations. Electronic provisioning streamlines the provisioning process while making it more secure, and it also facilitates de-provisioning (the rapid removal of access rights when a user leaves a company) which is especially critical to managing enterprise security and identity risks. ePresence provides a full range of services around the strategy, planning, design, deployment and management of an electronic provisioning solution including:

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

Services Customers

Our services customers, which include many Fortune 1000 companies, typically are medium to large-size businesses, financial institutions, manufacturers, professional organizations and government entities, each with multiple sites dispersed over wide geographic areas. In 2003 we initiated a number of new consulting engagements with leading organizations such as Covance, Johnson Controls, the Securities Industry Automation Corporation (SIAC), Pearson Technology Group and Weightwatchers.com. In addition, we won additional business from many of our existing customers including the Turner Corporation, the Commonwealth of Massachusetts, Automatic Data Processing (ADP), Stop & Shop Supermarket Company and the State of Michigan.

For the year ended December 31, 2003 Johnson and Johnson and Microsoft Corporation accounted for 25% and 11% of services revenues, respectively. For the year ended December 31, 2002 ChevronTexaco accounted for 23% of services revenues. For the year ended December 31, 2001, ChevronTexaco and Turner Corporation accounted for 15% and 12% of services revenues respectively.

Services Sales and Marketing

We market our services primarily through sales professionals located in the United States. Our principal U.S. locations are based in or near Boston, Detroit, Los Angeles, New York, San Francisco and Washington, D.C. This regional focus, combined with our local service approach, is designed to help us to develop strong market presence and recognition in each of our local markets. Our sales professionals operate through a coordinated process to evaluate prospective customers and secure new engagements.

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

Services Competition

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

Services Employees

At December 31, 2003, we employed 113 persons, including 87 in sales, marketing, professional services delivery and related activities, and 26 in finance, legal, IT and human resources. We have no collective bargaining agreement with respect to our employees. We believe that relations with our employees are good.

Switchboard

Switchboard, our majority-owned subsidiary (NASDAQ: SWBD), is a leading provider of local online advertising products, enabled by its innovative, consumer-oriented online yellow and white pages directory technology. Switchboard generates revenue primarily from merchant and national advertisers that pay to advertise in the Switchboard-powered directories of its licensees and/or in Switchboard’s directory. Licensees of its yellow pages directory technology include Internet portals, traditional yellow pages publishers and newspaper publishers.

Through its website, and Switchboard’s licensee network of Switchboard-powered yellow pages directory websites, Switchboard provides merchant and national advertisers with a way to connect with local consumers, thus helping these businesses establish and grow their online presence. As with the traditional paper-based yellow pages, merchants that advertise directly with Switchboard or through one of its licensees are able to get their message in front of consumers at the time they are looking for that merchant’s products or services on the Internet.

Merchant and national advertisers pay to advertise in the Switchboard-powered directory websites of its licensees and/or in its own directory website. Consumers access Switchboard’s directory technology through one of the Internet brands of its licensees or through its website, www.switchboard.com, to locate business and residential information locally and nationally. The sales forces of Switchboard’s licensees, its own direct sales force and third party sales channels sell the advertising placed in Switchboard-powered directories. Switchboard’s directory technology creates powerful advertising opportunities for merchant and national advertisers, and the merchant information creates a useful experience for consumers that drives more user traffic to its own website, and to the websites of its licensees. By increasing their consumer audience, Switchboard, in turn, increases the value and reach of its advertising products.

Switchboard Advertising Products

Switchboard offers a variety of advertising products tailored to the needs of small local businesses, large national advertisers, online retailers and other advertisers seeking increased online exposure.

Subscriptions for Prominent Placement – Switchboard offers merchants prominent placement in its directory and the directories of its licensees. Prominent placement advertisements enable merchants to have their listing data presented ahead of non-paying merchant listings included in Switchboard’s database, and/or enhance their listing with additional information that may include links to their website. It also allows advertisers to expand the geographic and category reach of their business information. Merchants typically pay a monthly subscription fee for prominent listings.

Local Performance Based Advertising (LocalClicks) – Switchboard continues to evolve the concept of a traditional print directory into an interactive and dynamic medium interconnecting consumers with merchant and national advertisers. In August 2003, Switchboard announced the launch of Switchboard’s new LocalClicks advertising product. The LocalClicks product introduces performance-based advertising within the Switchboard.com yellow pages. The LocalClicks product integrates paid links into yellow pages results, connecting consumers directly from yellow pages business listings to extended business information, business services, and products available for online purchase. LocalClicks permits national businesses that have a local business presence to embed links into each of their affiliated local business listings. For example, an auto manufacturer can place links to a newly introduced car website into the business listings of all of its dealerships nationwide. With a single ad purchase, they create thousands of click-able opportunities for consumers searching for dealerships locally. Merchants typically pay a fixed fee for each time a consumer clicks on the LocalClicks links.

Content-Targeted Advertising – Advertisers pay for clicks to their websites from links that are delivered in conjunction with a consumer’s search query. The consumer’s search query contains terms that indicate what the consumer appears to be searching for, including the type of product or services and location. Switchboard calls this contextual relevance. In addition to delivering the online yellow page listings that the consumer is searching for, using its proprietary enhanced merchant information (rich data that Switchboard has gathered about a merchant’s product and service offerings), Switchboard is able to serve relevant advertisements on yellow pages results and a variety of other pages throughout the Switchboard.com website. Through its agreement with Google Inc. announced in July 2003, Switchboard offers contextually relevant advertisements on Switchboard’s website through the Google AdSenseTM program. Google AdSense uses proprietary technology to deliver dynamically generated ads targeted to the content of Switchboard’s online yellow page listing. For example, when a consumer performs a yellow pages search and a results page is displayed to the consumer, Google analyzes extensive information about the category, the location, and the content associated with merchant listings that satisfy the search. Google matches keywords from Switchboard’s local merchant data with advertisers in their database, and returns the appropriate advertisements for presentation alongside the yellow pages search results. Switchboard’s extensive local content enables Google’s advertisers to reach a very targeted audience through Switchboard’s relevant yellow pages search results. Google pays Switchboard a share of the revenue generated whenever a user clicks on one of these ads.

National Banner and Site Sponsorship Advertising – Switchboard sells traditional site-wide banner and category-specific banner programs on the Switchboard.com website, and the directories of some of Switchboard’s licensees, primarily in the white pages area of Switchboard’s online directory. Switchboard also sells sponsorship programs on a site-wide basis or for various categories. Sponsorships are advertisements that do not rotate with other advertisers and are prominently displayed on Switchboard’s website. Customers typically pay Switchboard based on the number of page visits it delivers to consumers or the number of times consumers click on their advertisements.

As a service to some of its licensees and local merchant customers, Switchboard has historically provided complementary services such as small business website hosting. However, Switchboard does not emphasize such services today. In addition, Switchboard also customizes its MapsOnUs maps and driving directions content for licensing to a number of online destinations but such licensing is not a primary product offering and is not a material revenue source.

Switchboard Sales and Marketing

Sales channels for Switchboard’s online advertising products include the sales forces of its directory technology licensees, its own direct sales force, and third party sales channels.

Directory Technology Licensees – Switchboard provides a complete online yellow pages solution, which it refers to as its directory technology, for companies strategically focused on developing a successful online directory business under their own brands. Switchboard licenses its directory technology to Internet portals, traditional yellow pages publishers and newspaper publishers. Its suite of advertising products are built around a proprietary merchant database and search technology, as well as full-featured advertising and merchant management tools. The full suite of advertising products included in Switchboard’s directory products enables its licensees to offer merchants local online advertising products and yellow and white pages services. Switchboard’s directory technology is fully integrated to meet the needs of its licensees, their merchant customers and the millions of consumers that utilize the Switchboard-powered directory embedded in their websites.

Switchboard’s licensees typically pay it a setup fee for the creation and modification of a web-hosted online yellow and white pages directory. In addition to a setup fee, its licensees typically pay it a royalty in the form of a fixed fee-per-merchant based on the number of merchant advertisements promoted in their platform, or a percentage of revenue generated from those merchant advertisements. Further, Switchboard licensees can offer their advertisers placement in its www.switchboard.com website for an incremental fee. Licensing its technology in this way enables Switchboard to accelerate and share in the growth of local online advertising as traditional yellow pages advertisers spend more online.

Switchboard’s largest and most significant licensee is AOL. It maintains and manages a customized online directory in a separate and distinct web-hosted environment for AOL. Prior to October 1, 2003, AOL paid Switchboard a percentage of revenue for advertisements placed in their online directory and engineering service fees on a time and materials basis for customized modifications they requested to their directory technology. Beginning October 1, 2003, AOL pays Switchboard $4.8 million annually in monthly installments to provide, maintain and customize their directory platform through December 2005. In addition, AOL and Switchboard are able to sell and share revenue on advertising products offering merchant and national advertisers access to the combined consumer audience of both the AOL and Switchboard yellow pages directories. AOL constituted approximately 41.2% of Switchboard’s net revenue in 2003 and approximately 41.8% of Switchboard’s net revenue in 2002. AOL beneficially owned approximately 7.8% of Switchboard’s common stock as of March 5, 2004. Switchboard anticipates that AOL will continue to represent a significant percentage of Switchboard’s revenue in 2004 and will be a material component of its overall business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Relationship” for more information.

Direct and Third Party Sales - Switchboard also sells directory advertisements into the Switchboard.com website through direct and third party sales forces. Switchboard has a small, dedicated direct sales force that focuses on selling Switchboard’s advertising products primarily to national and e-commerce advertisers. It currently intends to spend an additional $2.5 million during 2004 as compared to 2003, to support direct sales. However, Switchboard’s level of spending in this area may increase or decrease depending on the success of this initiative, and as it becomes more experienced in managing a significant direct sales effort. Switchboard also utilizes third party sales channels, including yellow pages publishers, telemarketing companies, and Certified Marketing Representatives (advertising agencies that specialize in placing yellow pages advertisements). For example, Switchboard has an agreement with Monstermoving Inc. that provides them with the ability to sell directory advertising services on the Switchboard.com website. Under the agreement, each Monstermoving customer that renews its online subscription will have an advertisement included on the Switchboard.com site, and Monstermoving will pay Switchboard a fee for each of those customers.

Switchboard Advertising Products Audience

Switchboard’s licensees each have their own respective online audiences, or consumer reach, and the advertisements they sell into their Switchboard-powered directories are made visible to those audiences.

Furthermore, Switchboard’s own website, www.switchboard.com, is one of the leading destinations on the Internet where consumers search for local merchants. Switchboard.com has grown significantly since its inception. As a result, many advertisers looking for effective and efficient forms of local online advertising desire placement in the www.switchboard.com directory. According to Nielsen//NetRatings, Switchboard’s websites served more than 6.1 million unique visitors from home and work during January 2004.

Directory advertisements sold into Switchboard.com are typically made visible to the combined audience of the Switchboard.com directory, and the directories of a subset of Switchboard’s licensees who agree to display, in their Switchboard-powered directories, advertisements sold by Switchboard and other sales forces. By participating in this network, these licensees can offer their users a broader base of merchant information, which, in turn, makes their directories more useful to their users. The combined audience of www.switchboard.com and these licensees adds overall value for Switchboard’s advertisers.

Switchboard Competition

Switchboard competes against numerous companies primarily in three categories of businesses for local and national advertising dollars and market share, namely:

•	Internet-based yellow and white pages directories that do not utilize its directory website, such as Yahoo! Yellow Pages and Verizon SuperPages;

•	Printed yellow and white pages directories that compete with online offerings for advertiser dollars; and

•	Internet-based pay-for-placement and pay-for-performance search engines and services, such as Google, LookSmart, FindWhat, Yahoo! and Citysearch, particularly as they begin to expand their offerings to local markets.

Switchboard competes with these organizations primarily on the basis of directory technology, as well as the price and consumer reach of directory advertisements.

Switchboard’s website is one of the most utilized directory platforms on the Internet, according to Nielsen/NetRatings claiming a top five spot among category leaders. Switchboard believes that its directory technology has allowed it to secure its key alliance with AOL as well as alliances with other important customers and, along with the popularity of www.switchboard.com, has enabled it to capture the attention of millions of potential consumers. However, Switchboard continues to face competition from many sources both traditional and untraditional, including companies which have substantially greater resources and name recognition than it does. Beyond Yahoo! and Verizon, there are numerous national and regional publishers of online and print yellow pages advertising who compete with Switchboard and its licensees for merchant advertising. It may also face competition from internal development groups within its existing and prospective customers, some of which may decide to develop their own proprietary online directory solutions. Additionally, the increased popularity of paid search, and the interest of the companies that are leading the segment in expanding their offerings to more effectively address localized searching and advertising, could begin to blur the lines between search engines and online directories and add additional complexities to the market.

As directory references increase online, Switchboard believes advertising in an online directory (versus print) will become increasingly important for businesses both large and small. As more yellow pages print advertising dollars are spent on online advertising, it believes that the competition in the online directory market will intensify. Switchboard believes publishers of local online advertising solutions will seek best-in-class technology and tools to improve the efficiency of their online operations and to differentiate their online offerings to merchant and national advertisers. Switchboard believes factors that will enable online directory providers to compete effectively in this environment include the ability to offer highly functional and scalable technology solutions, incremental consumer page visits for their merchant and national advertisers, and tools to ease the management and administration of online advertising purchases. Switchboard further believes that it is well positioned to fulfill publishers’ needs in these areas.

As online usage grows, companies offering local directories will compete to bring greater value to online advertisers by further increasing consumer usage of their directories in these ways:

•	speed of results;

•	relevance of search results to intent; and

•	content breadth and depth.

Switchboard believes that structured and highly specialized user interfaces and database designs tailored to the needs of local advertisers will be an advantage to easily guide consumers to local service and business information. It believes that its depth of experience and focus on these areas will play an important role in making Switchboard’s offerings attractive to users and thus to the merchants that populate its directories.

Switchboard believes its ability to compete successfully over the long-term depends on many factors. In addition to those discussed above, these factors include maintaining the quality of content and functionality it provides relative to its competitors, the cost-effectiveness and reliability of its services relative to its competitors, and its ability to generate value for local and national merchants. The market in which Switchboard competes is rapidly evolving. To remain competitive, it believes it is important to continually work towards the development of new technologies to improve the products and services it offers to its licensees and merchant customers, as well as to improve the functionality and utility of its web-hosted directory technology. There can be no assurance that Switchboard will maintain its current competitive advantages or that it will compete successfully in the market for online directory advertising services in the future.

Switchboard Intellectual Property

Patents, copyrights, service marks, trademarks, trade dress, trade secrets, and other intellectual property are critical to Switchboard’s success. It relies on a combination of patent, trademark and copyright law, trade secret protection and confidentiality, and license agreements with its employees, consultants, customers, licensees, and others to protect its proprietary rights. All of its employees have executed confidentiality and assignment of invention agreements. Prior to disclosing confidential information to third parties, Switchboard generally requires them to sign confidentiality or other agreements restricting the use and disclosure of its confidential information.

As of December 31, 2003, Switchboard had seven patents issued by the U.S. Patent and Trademark Office, three patents issued by the Canadian Intellectual Property Office, three patent applications pending before the U.S. Patent and Trademark Office, and two patent applications pending before the Canadian Intellectual Property Office, all of which relate to the operation, features or performance of its website. Switchboard pursues registration of its key service marks in the United States and, in some cases, internationally. It currently has registered the following service marks with the U.S. Patent and Trademark Office: Switchboard, Envenue, Nearbuy, Think Outside The Book, What’s Nearby, My Studio, My Corner, Sideclick, Ad Studio, Maps On Us, the “Man with Building” design mark and the “Men with Building” design mark. The following are service marks of Switchboard: Its the Yellow Pages. Electrified.; LocalClicks; Deals Nearbuy; and, Switchboard Matrix. Applications are pending for its registration of the following service marks: LocalClicks and Deals Nearby. However, effective patent, trademark, service mark, copyright and trade secret protection may not be available or sought by Switchboard in every country in which its services are made available online. Switchboard’s patents, trademarks, or other intellectual property rights may be successfully challenged by others or invalidated through administrative process or litigation. Further, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

Switchboard licenses its proprietary rights, such as patents, trademarks and copyrighted material, to third parties. Despite its efforts to protect its proprietary rights, third parties may infringe or misappropriate its rights or diminish the quality or reputation associated with its brand, which could have a long-term material adverse affect on its business, results of operations, or financial condition.

In addition, Switchboard licenses software, content and other intellectual property, including trademarks, trade secrets, patents, and copyrighted material, from third parties. In particular, it licenses residential and business listing data from Acxiom Corporation under an agreement that expires in December 2005, and maps and driving directions data and related software from Tele Atlas North America, Inc. under an agreement that expires in February 2005. Further, some of the software code underlying Switchboard.com contains software code that is licensed to it by third parties. If any of these licenses are terminated or expire, it could have a material adverse effect on Switchboard’s business, results of operations, or financial condition.

Switchboard currently owns a number of Internet domain names, including www.switchboard.com, and www.MapsOnUs.com and www.walking-fingers.com. Internet regulatory bodies generally regulate domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, Switchboard could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of its trademarks and other proprietary rights.

Switchboard Research and Development

Switchboard employs an engineering staff to develop, test and document the enhancement of existing, and creation of new, products and services it offers to its merchant network customers as well as new services and features on its web-hosted directory platform. The market in which Switchboard competes is rapidly evolving. To remain competitive, Switchboard believes it is critical to continually work towards the development of new technologies to improve the products and services it offers to its merchant network customers, as well as to improve the functionality and utility of its web-hosted directory platform. In 2003, Switchboard directed the efforts of its engineering staff primarily on the enhancement of its Matrix directory platform, the compilation and management of merchant attribute information and the creation of new technology that offers users more meaningful results when they search for local businesses using common words and phrases. As of December 31, 2003, Switchboard employed a staff of 33 full-time permanent employees dedicated to research and development activities. Its research and development expenses have constituted, and Switchboard expects they will continue to constitute for the foreseeable future, a material use of its cash resources. Research and development expenses were $6.7 million, or 72.2% of net revenue, $5.4 million, or 46.4% of net revenue and $4.3 million, or 28.1% of net revenue, in 2001, 2002, and 2003, respectively.

Switchboard Employees

As of March 5, 2004, Switchboard had 67 full-time employees. Of these employees, 33 are in research and development, 22 in sales and marketing, 3 in site operations, and 9 in general and administrative. None of Switchboard’s employees are represented by a labor union. Switchboard believes its relations with their employees are good.

For a further discussion of our relationship with Switchboard, see Note 25, Related Parties, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003, which are incorporated from Item 8 herein.

ITEM 2.	PROPERTIES

Our principal administrative and sales and marketing facilities are located in Westboro, Massachusetts and consist of approximately 79,203 square feet under a lease that expires on September 30, 2005, with an aggregate annual base rent of approximately $0.4 million. We sublease an aggregate of approximately 27,200 square feet of this space to Switchboard and another company combined. Under the Switchboard sublease that expires on September 30, 2005, the aggregate annual base rental income is approximately $0.2 million. Under the sublease with the other tenant that expires on September 30, 2005, the aggregate annual base rental income is approximately $0.1 million.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our services business, to which we are a party or of which any of our property is the subject.

On November 21, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons and entities who purchased or otherwise acquired common stock of Switchboard from March 2, 2000 through December 6, 2000. The complaint named as defendants Switchboard, the managing underwriters of our initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is our President and CEO, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard.

An amended complaint was filed on April 20, 2002. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the defendants made material false and misleading statements in in connection with Switchboard’s initial public offering because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in Switchboard’s public offering and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants’ motion to dismiss, granting in part and denying in part the motion as to Switchboard. In addition, in October 2002, Messrs. Greenlaw, Polnerow and Jewett were dismissed from this case without prejudice.

In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Switchboard’s special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interests of Switchboard and that Switchboard should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval. Switchboard has been informed by outside counsel that all of the non-bankrupt issuers decided to accept the terms and conditions of the proposed settlement of this case. Switchboard does not believe we will suffer material future losses related to this lawsuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of March 5, 2004 were as follows:

Name	Age	Position

William P. Ferry	51	Chairman of the Board, President and Chief Executive Officer

Anthony J. Bellantuoni	52	Senior Vice President, Human Resources

Scott E. Kitlinski	39	Vice President and Chief Information Officer

Scott G. Silk	46	Senior Vice President and General Manager, Services

Richard M. Spaulding	44	Senior Vice President and Chief Financial Officer, Treasurer and Clerk

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

Mr. Kitlinski, Vice President and Chief Information Officer, joined the Company in September 1999. Prior to joining the Company, Mr. Kitlinski was a Gartner Group analyst from September 1998 to September 1999. Mr. Kitlinski served as vice president and chief information officer for Bronner Slosberg Humphrey from June 1995 to September 1998. Prior to joining Bronner Slosberg Humphrey, Mr. Kitlinski served as group manager of consulting services and strategic support services for Stream International.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of operations data:
Revenues:
Services	$16,547	$32,077	$51,711	$61,300	$37,494
Switchboard(1)	15,192	11,747	9,278	19,898	8,304

Total revenues	31,739	43,824	60,989	81,198	45,798
Loss from continuing operations(2,3,5)	(14,924)	(36,779)	(105,743)	(30,256)	(16,740)
Net (loss)/income(4)	(14,097)	(31,708)	(40,331)	15,055	28,149
Net (loss)/income per share:
Basic	$(0.63)	$(1.42)	$(1.76)	$0.64	$1.33
Diluted	$(0.63)	$(1.42)	$(1.76)	$0.56	$1.11
Balance sheet data:
Working capital	$85,930	$82,911	$72,577	$130,973	$112,443
Total assets	100,779	116,419	162,951	231,165	174,450
Total shareholders’ equity	63,392	75,569	109,186	149,679	115,367

QUARTERLY STOCK PRICE INFORMATION

	2003 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
Stock price (close):
High	$6.06	$5.95	$2.71	$2.04
Low	$3.50	$2.57	$1.89	$1.61

	2002 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
Stock price (close):
High	$2.37	$3.80	$4.40	$4.65
Low	$1.40	$1.16	$3.55	$3.25

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

2. Includes approximately $9.7 million and $11.8 million in non-cash CBS advertising expense in 2001 and 2000 respectively. Includes a $22.2 million non-cash loss on Switchboard’s exchange of remaining advertising credits with Viacom for Switchboard stock for 2001.

3. Includes charges of $6.5 million related to a vendor settlement during 2003. Includes an impairment of goodwill of approximately $14.8 million for our services segment for 2002. Includes special charges of $17.3 million for Switchboard related to the impairment of the AOL Directory Agreement and other charges for 2001.

4. Includes a net realized gain of approximately $33.4 million $44.6 million and $16.6 million in 2001, 2000 and 1999, respectively, for the sale of shares in Openwave.

5. In 1999, we announced a decision to exit our software business and began to account for the software business as discontinued operations. Included in the 1999 results of operations is an estimated loss from disposal of discontinued operations of $3.0 million, net of tax.

The Company’s common stock trades on the NASDAQ National Market under the symbol “EPRE.” The Company has not paid cash dividends on its common stock and has historically retained earnings for use in its business. Upon stockholders approval of the plan of liquidation, and our dissolution, the Company intends to make liquidating distributions to stockholders of net assets available for distribution.

On March 5, 2004, the Company had 5,559 shareholders of record.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ePresence has two reportable segments: services and Switchboard. Our reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 21 Segment Information in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003 which is incorporated from Item 8 herein.

ePresence is a consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. Our primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services.

As of December 31, 2003, we owned approximately 51% of Switchboard’s outstanding common stock and, therefore, consolidate Switchboard’s results with our financial results. Switchboard is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and “brick and mortar” merchants across a full range of Internet and wireless platforms.

In 2003, as a result of the performance of our services business which had experienced declining revenues and operating losses due to unfavorable economic conditions combined with decreased technology spending and increasing competition in our industry from companies with greater resources, the Board of Directors decided to pursue strategic initiatives to enhance stockholder value.

On October 23, 2003 we announced that we had signed a definitive agreement to sell the assets of our services business to Unisys Corporation (NYSE:UIS) for approximately $11.5 million in cash. These assets include ePresence’s customer relationships and industry partnerships, and a majority of the Company’s employees are expected to become employees of Unisys. The transaction is subject to the approval of ePresence stockholders and other closing conditions, and is expected to be completed by the second quarter of 2004. We also announced that our Board of Directors has approved a plan of liquidation of ePresence. On March 26, 2004, we announced that Swithboard agreed to be acquired by InfoSpace, Inc., subject to stockholder approval. We have filed a preliminary proxy statement, dated November 6, 2003 and amended on December 18, 2003 and January 14, 2004, regarding these matters, and will file an amendment to the proxy statement to reflect the Switchboard merger proposal.

In connection with ePresence’s plans to liquidate and dissolve, we have incurred approximately $7.4 million as of December 31, 2003, related to the termination of a vendor relationship, subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution, the Company will cease all operations and activities other than the winding-up of our affairs.

In the event of stockholder approval of the plan of liquidation, we would be required to adopt a liquidation basis of accounting (See Note 3 to Consolidated Financial Statements – “Pro Forma Consolidated Statement of Net Assets Available in Liquidation”. Accordingly, we would no longer report a balance sheet but would instead report a consolidated statement of net assets available in liquidation, which would not include a stockholders’ equity section. In the consolidated statement of net assets available in liquidation, our assets would be valued at their estimated net realizable value and liabilities would include the estimated costs associated with carrying out the plan of liquidation. In addition, we would no longer report a consolidated statement of operations but instead would report a consolidated statement of loss and changes in net assets.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On October 23, 2003, we announced our intention to liquidate, satisfy our remaining obligations and make one or more distributions to our stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in Note 3 to the financial statements included in this annual report, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

SERVICES RESULTS OF OPERATIONS

The following table presents ePresence’s services statement of operations information, as well as ePresence’s services statement of operations information stated as a percentage of total net ePresence revenue:

(in thousands)

	Years Ended December 31,
	2003			2002			2001

Services:	Amount	As a % of Net Revenue	% Change 2002 to 2003	Amount	As a % of Net Revenue	% Change 2001 to 2002	Amount	As a % of Net Revenue

Revenues	$16,547		(48)%	$32,077		(38)%	$51,711
Cost of revenues	11,718	71%	(46)%	21,649	67%	(39)%	35,777	69%

Gross profit	4,829	29%	(54)%	10,428	33%	(35)%	15,934	31%
Operating expenses:
Sales and marketing	6,035	36%	(42)%	10,329	32%	(42)%	17,706	34%
General and administrative	8,658	52%	(22)%	11,078	35%	(26)%	15,011	29%
Amortization of goodwill and intangibles	—	0%		—	0%	(100)%	2,668	5%
Termination of a vendor relationship	6,500	39%		—	0%		—	0%
Impairment of goodwill	—	0%	(100)%	14,779	46%	20%	12,364	24%
Restructuring and other charges	—	0%	(100)%	5,100	16%	29%	3,953	8%

Total operating expenses	21,193	128%	(49)%	41,286	129%	(20)%	51,702	100%

Operating loss	(16,364)	(99)%	(47)%	(30,858)	(96)%	(14)%	(35,768)	(69)%

Other income/(expense), net	(159)	(1)%	(105)%	3,204	10%	(95)%	69,771	135%
Services net loss from operations before income taxes and cumulative effect of accounting change	(16,523)	(100)%	(40)%	(27,654)	(86)%	(181)%	34,003	66%
Services (benefit)/provision for income taxes	(352)	(2)%	(471)%	95	0%	(99)%	11,025	21%

Services net loss before cumulative effect of accounting change	(16,171)	(98)%	(42)%	(27,749)	(87)%	(221)%	22,978	44%
Cumulative effect of accounting change, net of tax of $1,855	—			—		(100)%	3,445	7%

Services net loss	$(16,171)	(98)%	(42)%	$(27,749)	(87)%	(205)%	$26,423	51%

Services Revenues

The decrease in services revenues in 2003 was due to lower revenues from our consulting services and managed operational services which declined $8.3 million and $4.6 million, respectively in 2003 due to decreased and deferred technology spending, increased competition and declines in our legacy support services revenues. Also contributing to the decline in revenues during 2003 was a reduction in third party products revenue from 2002 of $2.6 million The decrease in 2002 from 2001 was principally due to lower revenues from our consulting business which declined $7.1 million in 2002 due to unfavorable economic conditions leading to decreased and deferred technology spending, and from significant declines in revenues from our portal solutions business of $5.6 million. The decrease was also due to declines in revenues from our legacy support services of $4.8 million, as well as a reduction of $2.6 million in revenues from our operations in Germany and the United Kingdom, which we exited in 2002.

As a result of the closure of our remaining international operations in the United Kingdom and Germany, there were no international revenues for 2003 which compared with $0.2 million in 2002 and $4.8 million in 2001.

Services Gross Profit

The decrease in gross profit dollars and percentage in 2003 were primarily due to decreases in revenues noted above, mitigated in part by reductions in cost of services as a result of a reduction of personnel, which decreased at a slower pace than revenues. The increase in gross profit dollars and percentage for 2002 was primarily due to cost reduction initiatives in our consulting services delivery which resulted in increased utilization of our consulting resources. Cost of revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third party product costs.

Services Operating Expenses

The decrease in sales and marketing expenses in 2003 was primarily due to the effects of our previous restructurings that resulted in cost reductions in our domestic sales operations, principally in the form of staff reductions and office closures including the elimination of our portal solutions operations. As a result, salaries and related costs for sales and marketing decreased $2.7 million. Additionally, promotional expenses declined $0.5 million in 2003. The decrease in 2002 was principally due to cost reductions in our portal solutions operations of $3.1 million, staff reductions and office closures in our other domestic services operations of $1.4 million and the closing of our operations in the United Kingdom and Germany resulting in cost reductions of $1.7 million. Sales and marketing expenses consist primarily of salaries, associated employee benefits and travel expenses of sales and marketing personnel and promotional expenses.

The decrease in general and administrative expenses in 2003 was primarily attributable to staff reductions and related costs of $1.9 million and lower bad debt expense of $ 0.5 million. This decrease was offset partially by professional services expenses of $0.7 million incurred in 2003 as a result of the Company’s strategic initiatives. The decrease in 2002 was primarily attributable to a reduction in facility costs of $1.4 million, lower depreciation expense of $0.9 million, staff reductions and related costs of $0.9 million and lower bad debt expense of $0.4 million. This decrease was offset partially by professional services expenses incurred in 2002 as a result of amendments to our Annual Report on Form 10-K for the year ended December 31, 2001 and the restatement of the financial statements included therein, and amendments to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in our management, finance, human resources, information services, and legal groups; recruiting and training costs for delivery personnel; costs for facilities; and depreciation expenses not allocated to sales or cost of revenues.

Services Termination of Vendor Agreement

On January 11, 1999, we established a strategic alliance with Microsoft Corporation to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft’s enterprise platform. Under the agreement, Microsoft contributed $8.4 million to fund these initiatives and for certain marketing and product development efforts and the purchase of 1,750,000 common stock warrants. In October 2003, we terminated the alliance agreement by paying Microsoft $6.5 million in settlement of any further obligations under the agreement and cancellation of the common stock warrants.

Services Amortization of Goodwill and Intangibles

There was no amortization of goodwill expenses for our services business in 2003 or 2002 compared with $2.7 million in 2001. The decrease in 2002 was due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Upon the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Amortization expense as a percentage of services revenues was 5% for 2001. During 2002 we determined that the carrying value of goodwill recorded in connection with these prior acquisitions was impaired. Impairment charges totaling $14.8 million and $12.4 million respectively were recorded in 2002 and 2001, respectively, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. As of December 31, 2002 our goodwill was fully written off.

Services Restructuring Charges

During 2002, as part of our plan to focus on cost reductions while transitioning to a sales model that aims to lower our cost of sales and capitalize on the strength of our relationships with industry leaders, we recorded total pre-tax charges of $5.1 million. The restructurings were focused principally on the closure of our offices in Germany and the United Kingdom, reductions in our marketing and general and administrative functions and the elimination of several senior management positions. These charges included workforce reductions of approximately 75 positions, office closures and asset write-offs. At December 31, 2003, we had utilized approximately $3.7 million in total of the liability of which $1.5 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2003 was approximately $1.5 million. We anticipate that we will utilize a substantial portion of the remaining liability by the end of fiscal year 2004. We expect to use $1.5 million of cash related to these activities of which a substantial portion is expected to be expended by the end of fiscal year 2004. See Note 11, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003, which is incorporated from Item 8 herein.

During 2001, as part of our plan to implement cost-cutting measures in the services business, we recorded in total net pre-tax charges of $4.0 million related to workforce reductions, office closures and asset write-offs. At December 31, 2003, we had utilized approximately $3.5 million in total of the liability of which approximately $2.0 million was severance related costs, and the remainder related to office closures and asset write-offs. The remaining liability at December 31, 2003 was approximately $0.4 million of cash related expenditures. See Note 11, Restructuring Charges, in our Notes to Consolidated Financial Statements for the year ended December 31, 2003, which is incorporated from Item 8 herein.

Services Other Income/(Expense) and Income Taxes

The decrease in services other income in 2003 is primarily due to the change in the minority interest share of income in Switchboard of $2.9 million as well as a reduction in interest income and realized gains as a result of lower interest rates and less funds available for investment. The decrease in 2002 was primarily due to the liquidation of our Openwave position in 2001 resulting in a net gain of $33.4 million as well as the change in the minority interest share of decreased losses in Switchboard of $33.1 million and a reduction in interest income of $1.4 million.

While we incurred significant pretax losses in 2003, 2002 and 2001, we recorded a provision for income taxes in each of those years. The provision for income taxes in 2003 and 2002 is primarily for state income taxes and in 2003 was offset by a federal income tax refund of $0.4 million. We recorded no tax benefit on our operating losses for the years ended December 31, 2003 and 2002, due to the uncertainty of its realization. The provision for income taxes in 2001 is primarily the result of the significant gain on the sale of Openwave stock and due to the fact that Switchboard’s results (and net operating losses) are not consolidated with ours for income tax purposes.

We periodically evaluate the realizability of our deferred tax assets. Because we believe it is more likely than not that all of the deferred tax assets will not be realized, we have provided a full valuation allowances against our net deferred tax assets.

Services Other Matters

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

For a further discussion of the our relationship with Switchboard, see Note 25, Related Parties, in our Notes to Consolidated Financial Statements for the year ended December 31, 2003 which is incorporated from Item 8 herein. For a further discussion of Switchboard’s relationship with AOL, see Note 24, AOL Alliance in our Notes to Consolidated Financial Statements for the year ended December 31, 2003 which is incorporated from Item 8 herein.

Switchboard Results of Operations

The following table presents Switchboard’s consolidated statement of operations information, as well as Switchboard’s consolidated statement of operations information stated as a percentage of total net Switchboard revenue:

							Change
	2001		2002		2003		2001 to 2002		2002 to 2003
	Amount	As a % of net revenue	Amount	As a % of net revenue	Amount	As a % of net revenue	Amount	%	Amount	%
Net Switchboard revenue:
Merchant network	$6,209	66.9%	$10,327	87.9%	$13,428	88.4%	$4,118	66.3%	$3,101	30.0%
National banner and site sponsorship	3,069	33.1%	1,420	12.1%	1,764	11.6%	(1,649)	(53.7)%	344	24.2%

Total net Switchboard revenue	9,278	100.0%	11,747	100.0%	15,192	100.0%	2,469	26.6%	3,445	29.3%
Cost of revenue	3,518	37.9%	3,744	31.9%	2,925	19.3%	226	6.4%	(819)	(21.9)%

Gross profit	5,760	62.1%	8,003	68.1%	12,267	80.7%	2,243	38.9%	4,264	53.3%
Sales and marketing	24,606	265.2%	4,683	39.9%	3,264	21.5%	(19,923)	(81.0)%	(1,419)	(30.3)%
Research and development	6,702	72.2%	5,446	46.4%	4,263	28.1%	(1,256)	(18.7)%	(1,183)	(21.7)%
General and administrative	4,181	45.1%	4,057	34.5%	3,335	22.0%	(124)	(3.0)%	(722)	(17.8)%
Amortization of goodwill, Intangibles and other Assets	719	7.7%	—	—	—	—	(719)	(100.0)%	—	—
Loss on Viacom transaction	22,203	239.3%	—	—	—	—	(22,203)	(100.0)%	—	—
Special charges (credits)	17,324	186.7%	(262)	(2.2)%	(35)	(0.2)%	(17,586)	(101.5)%	227	(86.6)%

Total Operating expenses	75,735	816.3%	13,924	118.5%	10,827	71.3%	(61,811)	(81.6)%	(3,097)	(22.2)%

Switchboard Operating (loss) income	(69,975)	(754.2)%	(5,921)	(50.4)%	1,440	9.5%	64,054	91.5%	7,361	124.3%
Other income, net	3,221	34.7%	1,962	16.7%	676	4.4%	(1,259)	(39.1)%	(1,286)	(65.5)%

(Loss) income before income taxes	(66,754)	(719.5)%	(3,959)	(33.7)%	2,116	13.9%	62,795	(94.1)%	6,075	153.4%
Provision for income Taxes	—	—	—	—	42	0.3%	—	—	42	n/a

Switchboard net income (loss)	$(66,754)	(719.5)%	$(3,959)	(33.7)%	$2,074	13.7%	$62,795	(94.1)%	$6,033	152.4%

Switchboard Revenue

The increase in net merchant network revenue in both 2003 and 2002 was due primarily to a reduction in amortization of consideration given to AOL as a result of the elimination of such amortization in August 2002 upon the amendment to the Directory Agreement with AOL. There was no amortization of consideration provided to AOL in 2003. Amortization of consideration given to AOL totaled $2.0 million and $4.0 million in 2002 and 2001, respectively. Switchboard does not expect to incur amortization of consideration given to AOL in the future during the remainder of the term of its current agreement. The increase in net merchant network revenue in 2003 was also attributable to an increase in of $2.1 million in licensing revenue from new and existing directory technology licensees exclusive of AOL. Offsetting these increases in 2003 was a decrease in gross revenue from AOL of $0.6 million. The decrease in revenue from AOL was due primarily to a decrease of $1.2 million in AOL licensing revenue which resulted primarily from a decrease in the rate by which Switchboard shared in directory advertisement revenue from AOL as a result of the achievement of pre-determined cumulative revenue milestone, as well as the effects of the October 2003 amendment to the Directory Agreement. The increase in 2002 as compared to 2001 was also attributable to increases in merchant licensing and other services revenues of $2.5 million from AOL as well as Switchboard’s other existing directory technology licensees, offset in part by a decrease of $0.5 million in local merchant website hosting services.

The increase in national banner advertising and site sponsorship revenue in 2003 resulted primarily from the addition of new customers and an increase in revenue from existing customers. The increase in revenue from existing customers was due primarily to an increase in the rate charged to those existing customers and additional advertising placements on Switchboard’s site, as well as an increase in traffic to Switchboard’s website. Switchboard believes that they increased rates were possible in part due to the improvement in general demand for national banner and site sponsorship advertising during 2003. The decreases in national banner advertising and site sponsorship revenue in 2002 resulted from a decrease in both the number of advertisers on the site, as well as the per impression fee charged to those customers. Switchboard attributes the 2002 decrease to a decline in general demand for national banner advertising and site sponsorship on the Internet during 2002, as well as the overall state of the U.S. economy.

In 2003, 2002 and 2001, AOL accounted for 41.2%, 41.8% and 0.3% of net Switchboard revenue, respectively. In the year ended December 31, 2001, one customer accounted for 11.6% of net Switchboard revenue. There was no revenue in 2003 or 2002 generated from barter transactions, in which Switchboard received promotion in exchange for promotion on Switchboard’s website. Revenue from barter transactions was 9.0% of net Switchboard revenue in 2001.

Switchboard Cost of Revenues

The decrease in cost of revenue in 2003 was primarily attributable to a decrease of $0.3 million in the cost of third-party data, a decrease of $0.3 million in website creation and hosting fees in connection with Switchboard’s merchant services programs and a decrease of $0.2 million in data communications expense. These decreases in 2003 were offset in part by an increase of $0.2 million in search engine database inclusion expense.

In 2002, Switchboard incurred an increase of $0.4 million in depreciation associated with additional equipment necessary to support Switchboard’s website and those of Switchboard’s directory technology licensees; an increase of $0.2 million in the cost of third-party data; and an increase in revenue from lower margin merchant network services as compared to 2001. These increases were offset in part by a decrease of $0.3 million in third-party website creation and hosting expenses associated with Switchboard’s merchant programs and a decrease of $0.2 million in equipment related expenses incurred to support Switchboard’s directory and the directories of Switchboard’s licensees.

Switchboard Gross Profit

The increase in gross profit dollars and percentage in 2003 was due primarily to an increase in net revenue being spread over lower costs of revenue. In 2003, Switchboard reduced its fixed costs of revenue by lowering its data communication expenditures and the cost of obtaining third party data. The increase in gross profit dollars and percentage in 2002 was primarily due to an increase in net revenue being spread over relatively fixed costs of revenue, offset in part by an increase in lower margin merchant network services revenue.

Switchboard Operating Expenses

The decrease in sales and marketing expense in 2003 was primarily due to a decrease of $0.6 million in merchant program expenses and a $0.2 million reduction of expense as a result of a payment from AOL for the final settlement of Switchboard’s prior agreement with AOL, which was terminated in March 1999. The decrease in 2003 was also due, to a lesser extent, to decreases of $0.2 million in public relations expense and $0.2 million in facilities expenses.

The decrease in sales and marketing expense in 2002 as compared to 2001 was primarily related to the elimination of the non-cash advertising expense related to Switchboard’s former agreement with Viacom, which accounted for $9.7 million of Switchboard’s sales and marketing expense during 2001. The decrease in 2002 was also attributable to decreases of $6.1 million in other corporate marketing program expenses, $2.0 million in employee salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001, $0.9 million in provisions for doubtful accounts and $0.8 million in merchant program expenses.

The decrease in research and development expense in 2003 was due primarily to decreases of $0.5 million in salaries and benefits, $0.3 million in costs associated with leased facilities as a result of more favorable lease terms under Switchboard’s agreements with ePresence and $0.2 million in consulting expense. The decrease in 2002 was due primarily to decreases of $0.6 million in outside consulting, $0.3 million in employee salaries and benefits, $0.2 million in costs associated with leased facilities primarily as a result of the elimination of a leased facility in 2002 associated with Switchboard’s Envenue acquisition and $0.1 million in recruiting expenses. These decreases in employee salaries and benefits in both 2003 and 2002 were primarily the result of decreases in the number of employees performing research and development activities.

The decrease in general and administrative expense for 2003 was primarily due to the $0.7 million Switchboard incurred in the 2002 period for professional services related to the amending of Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001 and Switchboard’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein. The decrease in general and administrative expense in 2003 was also due, to a lesser extent, to a decrease of $0.1 million in insurance expense and the reduction of expense of $0.1 million due to Switchboard’s revised estimate of the liability required for potential damages resulting from a class action lawsuit filed against Switchboard and certain of Switchboard’s current and former officers. These decreases were offset in part by separation benefit expenses of $0.2 million resulting the resignation of Switchboard’s Chief Executive Officer.

The decrease in general and administrative expense in 2002 in comparison to 2001 was primarily due to a decrease of $0.8 million in salaries and benefits resulting primarily from actions taken during Switchboard’s corporate restructuring activities in the three months ended December 31, 2001 and a decrease of $0.3 million in costs associated with leased facilities, offset in part by an increase of $0.8 million in expenses for professional services incurred primarily as a result of amendments to Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001 and Switchboard’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and the restatement of the financial statements included therein.

On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of its common stock. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. As of December 31, 2003, Switchboard had incurred $511,000 of costs associated with the offering. Switchboard recorded these deferred offering costs as a long-term asset on its balance sheet as of December 31, 2003. Switchboard expects to abandon this offering and record expense for these deferred offering costs in full, as well as any other costs associated with this offering subsequent to December 31, 2003, as a component of operating expenses in the three months ended March 31, 2004.

Switchboard Amortization of Goodwill, Intangibles and Other Assets

Amortization of goodwill, intangibles and other assets in 2001 consisted primarily of amortization of goodwill resulting from Switchboard’s acquisition of Envenue, which was written down to zero as of December 2001 as a result of an impairment analysis, and amortization expense associated with a software license, which was fully amortized as of December 2001.

Switchboard Loss on Viacom Transaction

As a result of Switchboard’s October 2001 restructuring of Switchboard’s relationship with Viacom, Switchboard reported a one-time, non-cash accounting loss of $22.2 million in 2001 related to the termination of Switchboard’s advertising and promotion agreement with Viacom. Switchboard agreed to terminate its right to the placement of advertising on Viacom’s CBS properties with an expected net present value of approximately $44.5 million in exchange for, primarily, the reconveyance by Viacom to us of approximately 7.5 million shares of Switchboard’s common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard’s common stock and the reconveyance to us of the one outstanding share of Switchboard’s series E special voting preferred stock. The non-cash accounting loss of $22.2 million results from the difference between the net present value of Switchboard’s remaining advertising rights with Viacom, which were terminated, and the value of the shares of Switchboard’s common and preferred stock that were reconveyed and the warrants that were cancelled.

Switchboard Special (Credits)/Charges

In 2003, Switchboard recorded the reversal of $35,000 in excess restructuring reserves. This reversal resulted from a revision of an estimate of termination benefits for which Switchboard had reserved as part of its 2001 special charges. It was determined in 2003 that the reserve for such benefits was no longer required. In 2002, Switchboard recorded the reversal of $0.3 million in excess restructuring reserves as a special credit. This reversal resulted primarily from better than expected experience in the subleasing of idle office space for which Switchboard had reserved as part of its 2001 special charges.

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

Included in the $15.6 million charge for the impairment of certain assets is an amount recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. Switchboard assessed the value of its assets related to Switchboard’s AOL Directory Agreement for impairment as revenues were lower at the end of the first year of the Directory Agreement than originally anticipated. Based upon an impairment analysis that indicated that the carrying amount of these assets would not be fully recovered through estimated undiscounted future operating cash flows, a charge of $11.7 million was recorded as an additional component of special charges during 2001. This impairment analysis was performed in September 2002 as part of Switchboard’s restatement of Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of Switchboard’s goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, Switchboard recorded as a component of the $15.6 million impairment charge for certain assets an impairment charge of $1.9 million related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

Also included in the impairment charge for certain assets are amounts related to prepaid advertising expenses. As a result of Switchboard’s change in overall strategy from a destination site to a technology provider, Switchboard no longer considered this prepaid advertising to be complementary to Switchboard’s corporate strategy. Accordingly, Switchboard recorded $1.4 million for the impairment of these prepaid advertising assets.

Of the total $1.3 million facilities and severance charge, which is net of the $35,000 and $0.3 million special credits recorded in 2003 and 2002, respectively, $1.1 million is cash-related. Switchboard has a remaining liability of $10,000 on its balance sheet as of December 31, 2003 for the 2001 special charges related primarily to our remaining net lease obligations for a closed facility.

Switchboard Other Income and Income Taxes

The decrease in Switchboard’s other income in 2003 was due primarily to a decrease of $1.1 million in interest income earned as a result of a decline in interest rates, as well as a decrease of $0.4 million in realized gains on investments. These decreases in 2003 were offset in part by a decrease of $0.1 million in interest expense primarily due to the repayment of all amounts due under Switchboard’s equipment financing in June 2003. The decrease in 2002 was due primarily to a decrease in interest income earned as a result of reduced funds available for investment and a decline in interest rates, and an increase of $0.1 million in interest expense incurred primarily as a result of Switchboard’s financing of equipment purchases made during 2001 and 2002, offset in part by a loss on disposal of fixed assets in 2001.

Switchboard did not have a significant tax provision in 2003. Switchboard is subject to minimum state alternative minimum taxes. Switchboard recorded income tax expense of $42,000 in 2003. A portion of Switchboard’s net operating losses were created by excess tax benefits associated with stock options and will be realized through increases to shareholders equity when utilized.

Switchboard did not provide for income taxes in 2002 and 2001 due to significant pre-tax losses. Switchboard did not record a benefit for income taxes as it believes it is more likely than not that net operating losses and tax credits will not be fully utilized. In assessing the realizability of deferred tax assets, Switchboard considered whether it is more likely than not that it will not fully use some or all of the deferred tax assets. Switchboard believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation of $39.9 million and $40.3 million for December 31, 2003 and 2002, respectively, has been established for deferred tax assets.

As of December 31, 2003, Switchboard had net operating loss carry-forwards for federal and state tax purposes of approximately $87.8 million and $87.8 million, respectively. The federal and state net operating loss carry-forwards will begin to expire in 2012 and 2003, respectively. Ownership changes resulting from Switchboard’s issuance or sales of capital stock may limit the amount of net operating loss carry-forwards that can be utilized by Switchboard annually to offset future taxable income. In general, the annual usage of net operating loss carry-forwards is limited to a company’s market value on the date of the change in control, multiplied by the federal long-term tax exempt rate. Switchboard believes that as a result of its secondary offering, such a limitation may occur. Switchboard’s net operating loss carry-forwards for federal and state tax purposes may be limited as a result of our secondary offering, which could increase Switchboard income tax expense and reduce our net income.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, consolidated cash, cash equivalents and marketable securities were $92.0 million, of which $36.1 million was held by ePresence and $55.9 million was held by Switchboard. At December 31, 2002, consolidated cash, cash equivalents, marketable securities and restricted cash were $105.3 million, of which $51.4 million was held by ePresence and $53.9 million was held by Switchboard. Consolidated working capital increased from $82.9 million at December 31, 2002 to $85.9 million at December 31, 2003. Consolidated working capital increased from $72.6 million at December 31, 2001 to $82.9 million at December 31, 2002. Cash and cash equivalents increased $3.3 million resulting in a consolidated cash balance of $ 76.5 million at December 31, 2003. This increase was primarily due to net cash used in operating activities of $12.4 million and cash used in financing activities of $0.4 million offset in part by cash provided by investing activities of $16.0 million as follows.

Net cash used in operating activities in 2003 of $12.4 million was primarily due to a consolidated net loss of $14.1 million, a decrease in accounts payable and accrued expenses of $2.9 million and a decrease in deferred revenues of $0.2 million. These uses were offset in part by a decrease in accounts receivable of $1.1 million, amortization of loan forgiveness and unearned compensation of $1.1 million, an increase in minority interest of $1.0 million and depreciation and amortization of $1.9 million.

Net cash used in financing activities in 2003 of $0.4 million was primarily due to payments on capital leases by Switchboard of $2.2 million and payment by Switchboard to settle Envenue litigation of $1.7 million, offset, in part, by proceeds from issuance of common stock in Switchboard of $3.1 million as a result of stock option exercises and payment of a note receivable.

Net cash provided by investing activities in 2003 of $16.0 million was primarily related to the proceeds from sale of marketable securities of $14.7 million and a decrease in restricted cash of $1.6 million, offset, in part, by capital expenditures of $0.3 million.

On December 18, 2000, the Board of Directors of ePresence authorized the repurchase of up to $10.0 million of our common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from our existing cash and investment balances along with cash generated from operations. As of December 31, 2003, we had expended $7.4 million toward stock repurchases pursuant to this repurchase program of which $7.4 million was expended prior to December 31, 2003. ePresence does not anticipate purchasing any additional shares, pending the outcome of our proposed Asset Sale, sale of Switchboard shares and liquidation.

For a discussion of our lease commitments, see Note 12, Commitments and Contingencies, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003 which are incorporated from Item 8 herein.

The following table summarizes our consolidated long-term contractual obligations as of December 31, 2003:

	Less than 1 year	1-3 years	Total
	(in thousands)
Operating lease obligations	$1,637	$1,431	$3,068
Other long-term obligations(a)	425	364	789

Total	$2,062	$1,795	$3,857

(a)	Consists of scheduled payments under various Switchboard third-party data licensing agreements.

On November 7, 2002, we entered into a $10.0 million revolving line of credit with Silicon Valley Bank, that provides for borrowings at SVB’s prime rate. This credit agreement had a one-year term and was not renewed.

We believe that existing cash and marketable securities will be sufficient to fund our operations through at least the next 12 months notwithstanding our plans to liquidate and dissolve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

SERVICES:

We consider certain accounting policies related to revenue recognition, accounts receivable, impairment of long-lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

Services Revenue Recognition

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

Services Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We monitor collections and payments from our customers on an ongoing basis and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable at December 31, 2003 are concentrated in a relatively few number of customers (two customers accounts for 22% of consolidated accounts receivable at December 31, 2003), a significant change in the liquidity or financial position of any one of our significant customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Services Restructuring Charges

We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” and SEC Staff Accounting Bulletin No. 100 (“SAB 100”), “Restructuring and Impairment.” In accordance with EITF Issue No. 94-3 and SAB 100, management makes certain judgmental estimates related to these restructuring charges. We specifically identified all positions which were to be eliminated and notified the affected employees prior to the end of the quarter in which the related restructuring charge was recorded. The consolidation of facilities required us to make estimates including with respect to contractual rental commitments or lease buy-outs for office space being vacated and related costs, and leasehold improvement write-downs, offset by estimated sub-lease income. We review on at least a quarterly basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of the sub-lease arrangement. If the rental markets change, our sub-lease assumptions may not be accurate and changes in these estimates might be necessary but would not materially affect our financial condition and results of operations. For a further discussion of our restructuring activities, see Note 11, Restructuring Charges, in the Company’s Notes to Consolidated Financial Statements for the year ended December 31, 2003, which are incorporated from Item 8 herein.

Services Impairment of Long-lived Assets

Our long-lived assets included goodwill and acquired intangible assets pursuant to our acquisition of ePresence, Inc. (currently named ePresence Web Consulting, Inc.) in January 2000 and our acquisition of Strategic Network Designs, Inc. (currently named ePresence CRM, Inc.) in May 2000. At December 31, 2001, we had $14.8 million of goodwill and other intangible assets, accounting for approximately 9.1% of our total assets. We evaluate the net realizable value of our goodwill and intangibles on an ongoing basis, relying on a number of factors including operating results, business plans, budgets, economic projections and undiscounted cash flows. In addition, our evaluation considers non-financial data such as market trends, project development cycles and changes in management’s market emphasis. During 2001, based on economic conditions and each business units actual and forecasted operating results, it became apparent that the carrying value of the acquired intangible assets and goodwill had been impaired. In September 2001, a charge of $12.4 million was recorded related to the impairment of goodwill measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows for goodwill.

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

Services Valuation of Deferred Tax Assets

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $67.7 million as of December 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carryforwards and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

The net deferred tax asset as of December 31, 2003 was zero, net of a valuation allowance of $67.7 million.

SWITCHBOARD:

Switchboard has identified the policies below as critical to the understanding of Switchboard’s results of operations. Note that Switchboard’s preparation of its Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of Switchboard’s financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Critical accounting polices are those policies that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Switchboard believes its most critical accounting policies are as follows:

Switchboard Revenue Recognition

Switchboard generates its revenue primarily from merchant advertisement placements promoted in the Switchboard-powered directories of our licensees, as well as those placed in our own online yellow pages directory. Generally, Switchboard recognizes revenue as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that it is able to make reliable judgments regarding the creditworthiness of its customers based upon historical and current information available to it. Switchboard’s payment experience with its customers may not be consistent with past experience. In addition, the financial condition of these customers may decline in future periods, the result of which could be its failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in Switchboard’s provision for bad debts.

Switchboard earns revenue from AOL through the provision of platform licensing services and engineering and other services to AOL. Switchboard considers the delivery of platform licensing services to be a separate earnings process from engineering and other services and recognize revenue from engineering and other services in the period during which these services are delivered. Beginning in October 2003, Switchboard receives an annual license fee from AOL. Switchboard bifurcates this annual fee between a platform licensing fee of $2.4 million and an engineering services fee of $2.4 million. Switchboard recognizes these platform licensing fees and engineering services fees as revenue as they are earned. Bifurcating the annual fee between engineering services and platform licensing required Switchboard to make judgments with respect to the value attributable to each unit. Switchboard valued the amount attributable to engineering services using its standard hourly rates for providing such engineering services. Switchboard attributed the residual value of the annual license fee to platform licensing fees. Because Switchboard bifurcated the annual fee, Switchboard anticipates that during the term of our current agreement with AOL revenue from platform licensing fees under the agreement will be $0.6 million per quarter and revenue from engineering services under the agreement will be between $0.4 million and $0.8 million per quarter depending upon the amount of engineering services delivered to AOL each quarter. Therefore, Switchboard expects total quarterly revenue from the agreement will vary between $1.0 million and $1.4 million per quarter. Had Switchboard determined that it was unable to bifurcate the annual license fee between platform licensing and engineering services, all of the revenue Switchboard derived from the license fee would have varied in future quarters based upon their delivery of engineering services to AOL, varying between $0.8 million and $1.6 million per quarter.

Switchboard Concentration of Credit Risk

Switchboard invests its cash and cash equivalents primarily in deposits, money market funds and investment grade securities with financial institutions. Switchboard has not experienced any material realized losses to date on its invested cash. A potential exposure is a concentration of credit risk in accounts receivable. Switchboard maintains reserves for credit losses and, to date, such losses have been within our expectations. These expectations are based on historical experience, analysis of information currently available to it with respect to its customer’s financial position, as well as various other factors. While Switchboard believes it can make reliable estimates of these matters, it is possible that these estimates may change in the near future due, for example, to changes in market conditions, other economic factors or issues specific to individual customers. A change in estimates could negatively affect its results of operations.

Switchboard Impairment of Long Lived Assets

Switchboard evaluates the recoverability of its long-lived assets, including that attributable to its AOL arrangement, annually, or more frequently if events or changes in circumstances, such as a decline in sales, earnings or cash flows or material adverse changes in the business climate, indicate the carrying value of an asset might be impaired.

Should an indicator of impairment exist, Switchboard performs a recoverability assessment based on an undiscounted expected cash flow analysis utilizing management’s best estimate of the future cash flows expected to result from the use of the asset. Switchboard’s assumptions related to estimates of future cash flows are based on historical results of cash flows adjusted for management projections for future periods taking into account all available evidence at the date of review. Switchboard continually applies its best judgment when applying the impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairment, and the fair value of an impaired long-lived asset group. Switchboard includes the future issuance of stock in its cash flow analysis, as they did in their evaluation of the asset attributable to Switchboard’s AOL arrangement, because it represents an economic resource that Switchboard is contractually required to give to enjoy the benefits of a long-lived asset. The dynamic economic environment in which Switchboard operates and the resulting assumptions used to estimate future cash flows impact the outcome of all impairment tests.

If the asset being evaluated for impairment is a contractually based asset, as is the case in the asset attributable to Switchboard’s AOL arrangement, Switchboard utilizes the contractual terms in existence at the time of the impairment analysis to provide the framework for estimating the future expected cash flows. Accordingly, any modifications made to the long-lived asset’s underlying contract terms that occur subsequent to the original filing of its financial statements are not considered in its impairment analysis.

If the sum of these expected future cash flows is less than the carrying amount of the asset, the asset is considered impaired and the impairment loss is calculated. The impairment loss is determined as the difference between the asset’s estimated fair value and its carrying value. The fair value is determined by applying a discount rate to the expected future cash flows unless there is an observable market for such asset. The discount rate utilized in the analysis is commensurate with the risks involved.

Considerable management judgment is necessary to estimate future cash flows and appropriate assumptions; and accordingly, actual results could vary significantly from such estimates. The use of different assumptions and judgments could result in a determination that an asset is not impaired. In that case, an impairment charge would not be recorded in Switchboard’s results of operations during the relevant period and future results of operations would continue to be reduced as a result of amortization of the long lived asset.

Switchboard Accounting For Stock Based Compensation

Switchboard accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and elects the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation” and provides the enhanced disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had Switchboard chosen to voluntarily change to a fair value based method of accounting for stock-based employee compensation, Switchboard would have recorded additional expense in its results of operations of $1.3 million in 2003, $1.1 million in 2002 and $5.5 million in 2001.

The Financial Accounting Standards Board is currently considering a proposal that would require companies to change to a fair value based method of accounting for stock-based employee compensation. If the FASB requires such a change in accounting for stock-based employee compensation, Switchboard may be required to record the expense associated with the fair value of stock-based employee compensation in its results of operations in future periods.

Switchboard is required in the preparation of the disclosures required under SFAS 148 to make estimates when ascribing a value to stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock and an estimate of the future volatility in the market value of Switchboard’s common stock over that period in which the option grants are outstanding. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value we ascribe to these option grants. This would in turn affect the amortization used in the disclosures Switchboard makes under SFAS 148, which could be material. Further, the rules governing accounting for option grants continue to evolve. Should Switchboard be required in future periods to include amortization of stock options, such amortization would have a material adverse effect on its results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

1.	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

2.	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

3.	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

FACTORS AFFECTING FUTURE RESULTS

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

If we are unable to close the proposed sale of our services business to Unisys (the “Asset Sale”), including as a result of our failure to obtain the approval of our stockholders or termination of the Asset Purchase Agreement between us and Unisys (the “Purchase Agreement”) by Unisys in the event the closing of the Asset Sale does not occur by the second quarter of 2004, or failure to satisfy any other closing condition, our services business could be materially disrupted. This disruption could be caused by confusion among our customers, industry partners and employees as to our future plans with respect to our services business. The public announcement of the Asset Sale and any subsequent failure to consummate the Asset Sale could have a material adverse effect on our sales and operating results and our ability to attract and retain customers, industry partners and key personnel. In addition, we will have to pay for our costs related to the Asset Sale, such as legal, accounting and financial advisory fees, even if the Asset Sale is not completed.

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

The Purchase Agreement obligates us to pay Unisys a termination fee of up to $800,000 and reimburse up to $200,000 of Unisys’ expenses under certain circumstances, including where our board of directors withdraws it recommendation in favor of the Asset Sale or where we terminate the Purchase Agreement to pursue a superior offer. These obligations would make it more costly for another potential purchaser to acquire us or our services business. The Purchase Agreement also generally prohibits us from soliciting, initiating, encouraging or facilitating any proposals that may lead to a proposal or offer for a merger or other business combination with any person other than Unisys. In addition, stockholders owning approximately 15.2% of our outstanding common stock, including our executive officers, directors and an affiliate of one of our directors, have signed voting agreements pursuant to which they have agreed to vote their shares in favor of the Asset Sale. These agreements could discourage other companies from trying to acquire us or our services business, even though those other companies might be willing to offer greater value than Unisys has offered in the Purchase Agreement.

Our stockholders will not be entitled to receive an immediate cash payment from Unisys in the acquisition.

The sale of our services business to Unisys is structured as an Asset Sale, meaning that we will sell the assets to Unisys in exchange for a cash payment to us rather than directly to our stockholders. Any cash that we receive from Unisys will be subject to claims of our creditors, and any distribution of this cash by us to our stockholders could be delayed and will be subject to the other risks and uncertainties associated with a liquidation, as described below under “Factors Relating to our Proposed Plan of Liquidation.” Also, unless the stockholders approve our plan of liquidation and dissolution (“the Plan of Liquidation”), we do not currently anticipate that we will distribute to our stockholders any cash proceeds from the Asset Sale.

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

Factors Relating to Switchboard’s Announced Merger with Infospace

If Switchboard’s announced acquisition by InfoSpace is not completed, Switchboard’s business, reputation and stock price may suffer.

On March 26, 2004 Switchboard announced a definitive agreement to be acquired by InfoSpace. The agreement contains customary conditions to closing, including the absence of material adverse changes to Switchboard’s business and the receipt of Switchboard and ePresence, Inc. shareholder, as well as regulatory, approvals. If the transaction is not consummated as a result of a failure of one of these conditions to be met, Switchboard’s customers, prospective customers and investors in general may view this failure as a poor reflection on Switchboard’s business or prospects. As a result, if the transaction is not consummated as anticipated, Switchboard may experience adverse results in Switchboard’s business and the market price for Switchboard’s common stock may fall. Switchboard intends to file a proxy statement in connection with the proposed acquisition of Switchboard by InfoSpace. Investors and security holders are urged to read these filings when they become available because they will contain important information and additional risk factors in connection with the proposed acquisition.

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

Immediately after our proposed special meeting of stockholders, if our stockholders approve the Plan of Liquidation and our dissolution, we intend to file articles of dissolution with the Secretary of State of the Commonwealth of Massachusetts and sell our remaining assets. Although we anticipate that we will make an initial distribution to stockholders within approximately 30 days following the special meeting, there are a number of factors that could delay our anticipated timetable, including the following:

•	lawsuits or other claims asserted against us;

•	legal regulatory or administrative delays; and

•	delays in settling our remaining obligations.

We cannot determine with certainty the amount of the distributions to stockholders.

We cannot determine at this time the amount of distributions to our stockholders pursuant to the Plan of Liquidation. This determination depends on a variety of factors, including, but not limited to, the consummation of the Asset Sale, the sale of Switchboard shares, the amount required to settle known and unknown debts and liabilities, and other contingent liabilities, the net proceeds, if any, from the sale of our remaining assets, and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include unanticipated costs relating to:

•	the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against us in the future; and

•	delays in our liquidation and dissolution, including due to our inability to settle claims.

As a result, we cannot determine with certainty the amount of distributions to our stockholders.

We may not be able to settle all of our obligations to creditors.

We have current and future obligations to creditors. Our estimated distribution to stockholders takes into account all of our known obligations and our best estimate of the amount reasonably required to satisfy such obligations. As part of the wind-down process, we will attempt to settle those obligations with our creditors. We cannot provide assurance that we will be able to settle all of these obligations or that they can be settled for the amount we have estimated for purposes of calculating the likely distribution to stockholders. If we are unable to reach an agreement with a creditor relating to an obligation, that creditor may bring a lawsuit against us. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by us will reduce the amount of remaining capital available for distribution to stockholders.

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

The future success of the continued operation of our business will depend in part upon our ability to continue to grow our services business, enter into new strategic alliances, acquire additional services customers and adapt to changing technologies and customer requirements. Any failure to do so could have a material adverse effect on us. We have a limited operating history as a services company. In addition, the market for our consulting services and the technologies used in our solutions have been changing rapidly and we expect this level of change to continue. If we cannot keep pace with these changes in our marketplace, our business, financial condition and results of operations will suffer. There can be no assurance we will be successful in our strategic focus on services, including SIM services.

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

We were not profitable during 2003, and there can be no assurance we will return to profitability in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

Because of the foregoing factors and the other factors we have disclosed from time to time, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not rely upon these comparisons as indicators of our future performance. We expect that our results of operations may fluctuate from period-to-period in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketable Securities and Interest Rates

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of December 31, 2003, are invested in US agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of December 31, 2003.

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

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of ePresence, Inc.:

We have audited the accompanying consolidated balance sheets of ePresence, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePresence, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that ePresence, Inc. will continue as a going concern. As more fully described in Note 1, the Company’s board of directors has approved a plan of liquidation, which, if approved by ePresence’s shareholders, will result in the cessation of all operations and activities of ePresence, Inc., other than the winding-up of its affairs. These conditions raise substantial doubt about whether the Company will continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Notes 2 and 6 to the consolidated financial statements, in 2001 the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 3, 2004

except for Note 1, Note 3 and Note 26, as to

which the date is

March 26, 2004

ePRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except share and par amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$76,446	$73,195
Restricted cash	36	1,640
Marketable securities	13,510	16,533
Accounts receivable, less allowances of $635 and $1,330, respectively	3,804	4,872
Other current assets	1,981	1,875

Total current assets	95,777	98,115
Marketable securities	1,960	13,902
Property and equipment, net	1,663	3,271
Other assets	1,379	1,131

TOTAL ASSETS	$100,779	$116,419

LIABILITIES
Current liabilities:
Accounts payable	$1,770	$1,927
Accrued expenses	6,261	8,522
Other current liabilities	421	448
Deferred revenue	1,395	1,608
Current portion of long-term debt	—	2,699

Total current liabilities	9,847	15,204

Long-term debt, net of current portion	—	1,124

Minority interests in Switchboard	27,540	24,522

Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized - 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized - 100,000,000 shares; issued 26,465,836 and 26,332,027 shares, respectively	265	263
Additional paid-in capital	173,610	172,014
Unearned compensation	(32)	(592)
Accumulated deficit	(74,517)	(60,420)
Accumulated other comprehensive income	45	283
Treasury stock at cost; 3,677,800 shares	(35,979)	(35,979)

Total shareholders’ equity	63,392	75,569

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,779	$116,419

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net revenues:
Services	$16,547	$32,077	$51,711
Switchboard	15,192	11,747	9,278

Total revenues	31,739	43,824	60,989

Cost of revenues:
Services	11,718	21,649	35,777
Switchboard	2,925	3,744	3,518

Total cost of revenues	14,643	25,393	39,295

Gross profit	17,096	18,431	21,694

Operating expenses:
Sales and marketing	9,299	15,012	42,312
Product development	4,264	5,446	6,702
General and administrative	11,992	15,135	19,192
Amortization of goodwill, intangibles and other assets	—	—	3,387
Termination of vendor relationship	6,500	—	—
Impairment of goodwill	—	14,779	12,364
Restructuring and special charges	(35)	4,838	21,277
Loss on Viacom transaction	—	—	22,203

Total operating expenses	32,020	55,210	127,437

Loss from operations	(14,924)	(36,779)	(105,743)

Other income/(expense):
Interest income	1,402	3,776	6,513
Minority interest in (income)/losses of Switchboard	(1,006)	1,875	35,048
Interest expense	—	(164)	(90)
Gain on sale of Openwave, net	—	—	33,378
Other income/(expenses), net	121	(321)	(1,857)

Total other income	517	5,166	72,992

Net loss from operations before income taxes and cumulative effect of accounting change	(14,407)	(31,613)	(32,751)
(Benefit) from/provision for income taxes	(310)	95	11,025

Net loss before cumulative effect of accounting change	(14,097)	(31,708)	(43,776)
Cumulative effect of accounting change	—	—	3,445

Net loss	$(14,097)	$(31,708)	$(40,331)

Basic and dilute net loss per share:
Net loss before cumulative effect of accounting change	$(0.63)	$(1.42)	$(1.91)

Cumulative effect of accounting change, net of tax of $1,855	$—	$—	$0.15

Net loss	$(0.63)	$(1.42)	$(1.76)

Basic and diluted weighted average number of common shares	22,330	22,306	22,976

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Earnings/ (Deficit)	Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Par					Shares	Cost
Balance, December 31, 2000	26,063,646	$261	$144,725	$(2,743)	$11,619	$24,547	(1,893,000)	$(28,730)	$149,679

Net loss					(40,331)				(40,331)
Foreign currency translation adjustment						(151)			(151)
Change in net unrealized loss on investments						(23,377)			(23,377)

Comprehensive loss									(63,859)
Common stock issued under stock and option plans	156,223	1	557						558
Issuance of Common Stock as contingent consideration under the Redbank purchase agreement	96,170	1	576						577
Repurchase of shares							(1,500,300)	(6,140)	(6,140)
Unearned compensation			25	(25)					—
Amortization on unearned compensation				1,448					1,448
Net change in subsidiary capital, net of minority interest			27,257	(334)					26,923

Balance, December 31, 2001	26,316,039	$263	$173,140	$(1,654)	$(28,712)	$1,019	(3,393,300)	$(34,870)	$109,186

Net loss					(31,708)				(31,708)
Foreign currency translation adjustment						274			274
Change in net unrealized loss on investments						(1,010)			(1,010)

Comprehensive loss									(32,444)
Common stock issued under stock and option plans	15,988		45						45
Repurchase of shares							(284,500)	(1,109)	(1,109)
Amortization on unearned compensation				906					906
Net change in subsidiary capital, net of minority interest			(1,171)	156					(1,015)

Balance, December 31, 2002	26,332,027	$263	$172,014	$(592)	$(60,420)	$283	(3,677,800)	$(35,979)	$75,569

Net loss					(14,097)				(14,097)
Change in net unrealized loss on investments						(238)			(238)

Comprehensive loss									(14,335)
Common stock issued under stock and option plans	133,809	2	468						470
Amortization on unearned compensation				414					414
Net change in subsidiary capital, net of minority interest		—	1,128	146					1,274

Balance, December 31, 2003	26,465,836	$265	$173,610	$(32)	$(74,517)	$45	(3,677,800)	$(35,979)	$63,392

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(14,097)	$(31,708)	$(40,331)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Loss/(gain) on sale of investments	1	(414)	(33,378)
Cumulative effect of accounting change	—	—	(5,300)
Other-than-temporary unrealized loss on available for sale investments	—	6	55
Depreciation and amortization	1,874	2,527	7,410
Minority interest	1,006	(1,875)	(35,048)
Loss on disposal of assets	21	16	1,407
Loss on sale of subsidiary	—	—	784
Restructuring and other charges, non-cash portion	(35)	2,985	19,388
Impairment of goodwill and other assets	—	14,779	12,364
Amortization of unearned compensation	560	1,062	1,550
Amortization of loan forgiveness	537	537	129
Amortization of AOL assets	—	2,000	4,048
Non-cash advertising and promotion	—	—	9,680
Loss on Viacom transaction	—	—	22,203
Expenses resulting from issuance of common stock and warrants related to third party agreements	—	—	(110)
Deferred income taxes	—	—	(682)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,074	6,359	6,689
Income tax receivable	—	1,228	(1,228)
Net discontinued liabilities	—	4	(599)
Other current assets	(34)	3,485	(2,199)
Other non-current assets	(248)	952	61
Directory services agreement	—	(2,000)	—
Accounts payable and accrued compensation and expenses	(2,856)	(10,131)	(2,354)
Accrued costs for restructuring and other charges	(7)	(922)	1,410
Deferred revenue	(214)	(3,387)	314

Net cash used in operating activities	(12,418)	(14,497)	(33,737)

Cash Flows from Investing Activities:
Capital expenditures	(287)	(935)	(4,810)
Proceeds from sales of investment	—	—	39,266
Acquisitions	—	—	(2,144)
Decrease/(increase) in restricted cash	1,604	(766)	(874)
Proceeds from marketable securities, net	14,727	57,142	257

Net cash provided by investing activities	16,044	55,441	31,695

Cash Flows from Financing Activities:
Sale of equity in subsidiary, net	2,345	316	260
Proceeds from receipts on note receivable for issuance of Switchboard common stock	724	—	—
Net (payments on)/proceeds from sales lease-back	(2,223)	(1,799)	875
Proceeds from issuance of note payable	—	2,747	—
Settlement of Envenue litigation	(1,700)	—	—
Purchase of treasury stock	—	(2,364)	(6,140)
Proceeds from stock plan purchases, stock options and warrants	470	45	557

Net cash used in financing activities	(384)	(1,055)	(4,448)

Effect of exchange rate changes on cash and cash equivalents	9	284	(214)

Net increase/(decrease) in cash and cash equivalents	3,251	40,173	(6,704)
Cash and cash equivalents at beginning of the year	73,195	33,022	39,726

Cash and cash equivalents at end of the year	$76,446	$73,195	$33,022

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$74	$165	$90
Income taxes	$13	$152	$2,059
Non-cash investing and financing activity:
Issuance of common stock related to Red bank acquisition	$—	$—	$576
Repurchase and retirement of restricted stock and reduction of note receivable	$725	$—	$—
Note receivable from officer for issuance of common stock	$—	$1,449	$—
Asset and liability related to AOL Directory Agreement	$—	$12,000	$—
Unrealized loss on investments	$238	$1,010	$23,377

The accompanying notes are an integral part of the consolidated financial statements.

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ePresence, Inc., (“the Company” or “ePresence”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies and market and distribute distinct products and services. ePresence is a consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. ePresence’s primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. At December 31, 2003, the Company owned 9,802,421 shares or an approximate 51% equity interest of Switchboard’s outstanding common stock.

On October 23, 2003 the Company announced that it had signed a definitive agreement to sell the assets of its services business to Unisys Corporation (NYSE:UIS) for approximately $11,500,000 in cash. These assets include ePresence’s customer relationships and industry partnerships, and a majority of the Company’s employees are expected to become employees of Unisys. The transaction is subject to the approval of ePresence stockholders and other closing conditions, and is expected to be completed by the second quarter of 2004. The Company also announced that its Board of Directors has approved a plan of liquidation of the Company. On March 26, 2004, the Company announced that Switchboard agreed to be acquired by InfoSpace, Inc., subject to stockholder approval. ePresence has filed a preliminary proxy statement, dated November 6, 2003 and amended on December 18, 2003 and January 14, 2004, regarding these matters and will file an amendment to the proxy statement to reflect the merger proposal.

In connection with ePresence’s plans to liquidate and dissolve, the Company has incurred approximately $6,500,000 as of December 31, 2003, related to the termination of a vendor relationship, approximately $886,000 for subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution, the Company will cease all operations and activities other than the winding-up of its affairs. The accompanying financial statements have been prepared assuming that ePresence Inc. will continue as a going concern because liquidation is not deemed imminent as it is subject to shareholder approval. The proposed liquidation raises substantial doubt about whether the Company will continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. Should the sale of assets to Unisys, the sale of Switchboard shares and the liquidation and dissolution not occur, management would seek other strategic alternatives relating to the operation and/or sale of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements comprise those of the Company and its wholly-owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current method of presentation.

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

In 2003, 2002 and 2001, purchases of marketable securities were $ 28,832,000, $44,024,000 and $117,340,000 respectively. In 2003, 2002 and 2001, proceeds from sales and maturities of marketable securities, excluding sales of Openwave, were $43,559,000, $101,166,000 and $117,597,000 respectively.

In 2003, 2002 and 2001, the Company recorded realized losses on marketable securities of $4,000, $57,000 and $4,000, respectively. In 2003, 2002 and 2001, the Company recorded a realized gain on marketable securities, excluding sales of Openwave, of $47,000, $735,000 and $269,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated asset lives:

Computers and peripherals	3 years
Office equipment and software	3-5 years
Furniture and fixtures	5 years

Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective amounts and any gain or loss is reflected in operations.

Revenue Recognition

ePresence recognizes services revenues pursuant to time and material contracts generally as services are provided. Services revenues pursuant to fixed-fee contracts are generally recognized as services are rendered using the proportionate performance method of accounting (based on the ratio of costs incurred to total estimated costs) with revisions to estimates reflected in the period in which changes become known. Service revenues include customer reimbursements for out-of-pocket expenses.

Switchboard generates its revenue primarily from merchant advertising placements promoted in the Switchboard-powered directories of its licensees, as well as in its directory website. Generally, revenue is recognized as services are provided, so long as no significant obligations remain and collection of the resulting receivable is probable. Switchboard believes that it is able to make reliable judgments regarding the creditworthiness of its customers based upon historical and current information available to Switchboard. There can be no assurances that Switchboard’s payment experience with its customers will be consistent with past experience or that the financial condition of these customers will not decline in future periods, the result of which could be the failure to collect invoiced amounts. Some of these amounts could be material, resulting in an increase in Switchboard’s provision for bad debts.

Switchboard licenses its directory technology to its licensees. Licensees can enter into a development and licensing arrangement with Switchboard whereby Switchboard creates and/or modifies a private labeled web-hosted directory. Switchboard recognizes revenue under these agreements when evidence of an arrangement exists, the related fee is fixed or determinable, and collection of the fee is reasonably assured, in accordance with Staff Accounting Bulletin No. 101 (“SAB”) and No. 104, “Revenue Recognition in Financial Statements” (“SAB Nos. 101 and 104”). Revenue received by Switchboard for such development and licensing arrangements is deferred until such time as the customer accepts the directory. Switchboard considers customer acceptance to occur at the time the directory is made accessible to the licensee for general use. After acceptance by the customer, revenue from such development and licensing agreements is recognized on a straight-line basis over the remaining life of the agreement. Once the web-hosted directory is operational, Switchboard may earn additional fees based on the number of merchants promoted within the directory. Per merchant license fees or additional engineering and other services fees are recognized as earned. Per merchant fees are considered earned in the period during which the merchant advertisement is displayed in Switchboard’s website and/or the website of Switchboard licensees. Additional engineering and other services fees are considered earned in the period during which the services were provided.

Switchboard’s most significant licensee is America Online, Inc. (“AOL”). Revenues recognized under Switchboard’s agreement with AOL are recognized in accordance with SAB Nos. 101 and 104. Prior to October 2003, Switchboard received a share of directory advertisement revenue earned by AOL from the sales of advertisements on the yellow pages directory it provides to AOL, less an estimate for amounts deemed uncollectable by AOL. Switchboard recorded as merchant licensing revenue the net amount received from AOL in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF No. 99-19”), as it is earned. Switchboard considers this merchant licensing revenue earned during the period that AOL displays the advertisements sold to its customers in its yellow page directory. Switchboard also earns revenue from AOL through the provision of engineering and other services to AOL. Switchboard considers the delivery of engineering and other services to be a separate earnings process and recognizes revenue from engineering and other services in the period during which these services are delivered. Subsequent to October 2003, Switchboard receives an annual license fee. Switchboard bifurcates this amount between merchant and platform licensing fees and engineering services fees. Switchboard recognizes revenue from merchant and platform licensing fees as earned. Switchboard considers revenue from merchant and platform licensing earned as it provides AOL the yellow pages directory and displays AOL’s advertisers in the Switchboard.com yellow pages. In addition, included as an offset to revenue is consideration given to AOL, for which the benefits of such consideration are not separately identifiable from the revenue obtained from AOL.

Switchboard sells national and local advertisements in Switchboard.com through its direct sales force, as well as through third-parties. For these advertisements, Switchboard is generally paid a monthly fee based on the number of advertisements placed into www.switchboard.com. Switchboard recognizes this monthly fee as revenue as it is earned. Switchboard considers this fee earned during the period that they provide the advertising on www.switchboard.com.

Deferred revenue is principally comprised of billings relating to consulting engagements, advertising agreements and licensing fees received in advance of revenue recognition.

Cost of Revenue

ePresence’s cost of revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third party product and labor costs. Direct costs associated with its delivery personnel are recorded as expenses are incurred. Third party costs associated with the delivery of ePresence services are recorded as a cost of revenue in the period during which the services are performed.

Switchboard’s cost of revenue consists primarily of expenses paid to third parties under data licensing and website creation and hosting agreements, search engine database inclusion expenses and employee compensation expense associated with the delivery of additional engineering, as well as other direct expenses incurred to maintain the operations of Switchboard’s website and the web-hosted platforms of its licensees. Expenses associated with data licensing are largely fixed in nature and are recorded as expense on a straight-line basis. Direct expenses incurred to maintain the operations of Switchboard’s website and those of its licensees are recorded as expense as incurred. Website creation and hosting expenses and search engine database inclusion expenses are variable based upon the number of merchants receiving website services and the amount of search engine database inclusion purchased. Switchboard recognizes these expenses as the website creation and hosting expense and search engine database inclusion expenses are incurred. Employee compensation expense associated with the delivery of additional engineering is recorded as a cost of revenue in the period during which the additional engineering was performed.

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

Minority Interest

Minority interest in Switchboard represents minority shareholders’ proportionate share of the equity in the Company’s subsidiary, Switchboard. At December 31, 2003, the Company owned approximately 51% of Switchboard’s outstanding common stock.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and a note payable, approximate their fair values.

Stock-Based Compensation

The Company and Switchboard account for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of ePresence’s and Switchboard’s common stock, respectively, at the date of grant. ePresence has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) through disclosure only (Note 14). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

At December 31, 2003, ePresence has four stock-based employee compensation plans, which are more fully described in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. ePresence has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans. The following table illustrates the compensation expense related to these transactions:

	2003	2002	2001
	(in thousands)
1992 Stock Incentive Plan	$—	$724	$1,197
2000 Non-Executive Stock Plan	414	182	252

Total compensation expense	$414	$906	$1,449

In addition, Switchboard has three stock-based employee compensation plans as defined by SFAS 148. Switchboard accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. Because options vest over several years and additional option grants are expected to be made in future years, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future years.

Had compensation cost for the Company’s and Switchboard’s stock-based compensation plans been recorded based on the fair value of awards at the grant dates as calculated in accordance with SFAS No. 123, the Company’s consolidated net loss and loss per share for the years ended December 31, 2003, 2002, and 2001 would have been increased/(decreased) to the pro forma amounts indicated below:

	2003	2002	2001
	(in thousands except per share amounts)
Net loss as reported	$(14,097)	$(31,708)	$(40,331)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	489	987	1,491
Add: Adjustment for previously amortized expense associated with the unvested portion of options canceled in the period	391	2,020	1,288
Less: Total stock-based compensation expense determined under fair value based method for all awards	(4,626)	(9,367)	(12,053)

Pro forma net loss	$(17,843)	$(38,068)	$(49,605)

Basic and diluted loss per share as reported	$(0.63)	$(1.42)	$(1.76)
Pro forma basic and diluted loss per share	$(0.80)	$(1.71)	$(2.16)

The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years. Additional awards in future years are anticipated. SFAS No. 123 does not apply to awards granted prior to 1995.

The fair value of each of the Company’s option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001 as follows:

	2003	2002	2001
Risk-free interest rates	2.9%	4.3%	5.0%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	55%	101%	80%
Weighted average fair value of options granted	$1.11	$2.49	$2.69
Weighted average remaining contractual life of options outstanding	6.52	7.25	7.97
	years	years	years

The fair value of each of Switchboard’s option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in each of the following periods:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	122%	130%	130%
Risk free interest rate	2.9%	3.9%	4.3%
Expected lives	4 years	4 years	4 years

Switchboard’s weighted average grant date fair values using the Black-Scholes option pricing model were $5.19, $3.28 and $3.99 during the years ended December 31, 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

1.	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

2.	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

3.	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact our financial statements. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

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

Historically, the Company has not experienced significant losses related to its accounts receivable. One customer accounted for 20% of revenues in 2003, one customer accounted for 17% of revenues in 2002 and two customers accounted for 22% of revenue in 2001. In 2001, the majority of the Company’s European revenue was concentrated in Germany and the United Kingdom. At December 31, 2003, two customers accounted for 22% of consolidated net accounts receivable. At December 31, 2002, two customers accounted for 23% of consolidated net accounts receivable. At December 31, 2001, two customers accounted for 42% of consolidated net accounts receivable. At December 31, 2003 and 2002, approximately 0% and 1% of consolidated net accounts receivable represent accounts denominated in foreign currencies that are translated at year-end exchange rates. For the years ended December 31, 2003, 2002 and 2001, foreign sales accounted for 0%, 2% and 10% of total revenues, respectively.

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

As discussed in Note 17, on January 1, 2001 the Company was party to two separate hedging contracts related to its investment in Openwave. Since the Company did not designate these hedges, the fair market value of these hedges, $5,300,000 at January 1, 2001, was recorded as an asset and, accordingly, the Company recorded a cumulative effect in accounting change, net of taxes, of $3,445,000 (an earnings per share impact of $0.15). Upon liquidation of the Openwave investment these hedges were terminated and were offset against the gain from the sale of Openwave. These changes had no effect on the consolidated net income of the Company for the period ending December 31, 2001. Aside from these hedges, at January 1, 2001 and through December 31, 2003, the Company was not party to any other derivative instruments.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $34,000 and $15,430,000 in the years ended December 31, 2002 and 2001, respectively. In 2001, the costs included $9,680,000 of non-cash advertising received from Viacom Inc. (formerly CBS Corporation) (Note 23).

NOTE 3. PRO FORMA CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE IN LIQUIDATION (UNAUDITED)

In the event of stockholder approval of the plan of liquidation discussed in Note 1, the Company would be required to adopt a liquidation basis of accounting. Accordingly, the Company would no longer report a balance sheet but would instead report a consolidated statement of net assets available in liquidation, which would not include a stockholders’ equity section. In the consolidated statement of net assets available in liquidation, the Company’s assets would be valued at their estimated net realizable value and liabilities would include the estimated costs associated with carrying out the plan of liquidation. In addition, the Company would no longer report a consolidated statement of operations but instead would report a consolidated statement of loss and changes in net assets.

The following table presents a pro forma reconciliation of a statement of net assets available for liquidation assuming the plan of liquidation is approved and the sales of the services business assets and Switchboard common stock are consummated. The Company has estimated, as of December 31, 2003, the following potentially realizable values of its assets, estimated liabilities and estimated costs of liquidation after the Company ceases its operations, including the Company’s shares of Switchboard common stock. There can be no assurance, however, that the plan of liquidation and the sales of the services business assets and Switchboard common stock will be approved or that the Company will incur costs or be able to settle its liabilities or dispose of its assets within the indicated ranges, or at all.

	Historical	Pro forma adjustments			Pro forma
	December 31, 2003	Switchboard (1)	Sale to Unisys (2)	Other Adjustments (3)	December 31, 2003

	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,446	$(47,265)	$11,500	$—	$40,681
Restricted cash equivalents	36	(36)	—	—	—
Marketable Securities	13,510	(6,591)	—	—	6,919
Accounts receivable, net	3,804	(1,503)	(2,301)	—	—
Prepaid expenses and other current assets	1,981	(863)	(507)	(516)	95
Investment in Switchboard (4)	—	12,966	—	61,694	74,660

Total current assets	95,777	(43,292)	8,692	61,178	122,355

Property and equipment, net	1,663	(794)	(164)	(705)	—
Non-current investments	1,960	(1,960)	—	—	—
Other assets	1,379	(511)	—	(518)	350

Total assets	$100,779	$(46,557)	$8,528	$59,955	$122,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,770	$(1,398)	$(147)	$—	$225
Accrued expenses	6,261	(1,180)	2,500	(7,581)	—
Other current liabilities	421	—	—	(421)	—
Reserve for estimated costs during liquidation	—	—	—	25,534	25,534
Deferred revenue	1,395	(603)	(792)	—	—

Total current liabilities	9,847	(3,181)	1,561	17,532	25,759

MINORITY INTEREST	27,540	(27,540)	—	—	—

	Historical	Pro forma adjustments			Pro forma
	December 31, 2003	Switchboard (1)	Sale to Unisys (2)	Other Adjustments (3)	December 31, 2003

STOCKHOLDERS’ EQUITY(5):
Common stock	265	(98)	—	(167)	—
Additional paid-in capital	173,608	(85,025)	—	(88,583)	—
Unearned Compensation	(32)	32	—	—	—
Accumulated deficit	(74,515)	56,340	6,967	34,970	—
Accumulated other comprehensive income	45	(51)	—	6	—
Treasury Stock	(35,979)	—	—	35,979	—

Total stockholders’ equity	63,392	(28,802)	6,967	(17,795)	$—

Total liabilities and stockholders’ equity	$100,779	$(59,523)	$8,528	$(263)	$25,759

Net assets available to common stockholders					$96,946

Notes to Pro Forma Consolidated Statement of Net Assets Available in Liquidation

(1)	These pro forma adjustments de-consolidate Switchboard, as Switchboard will continue as a stand-alone publicly-held entity.

(2)	These adjustments reflect the sale of the services business to Unisys for the estimated purchase price of $11.5 million.

(3)	The pro forma adjustments do not include any estimates for pending or threatened litigation or claims. Estimates associated with the liquidation of the Company, include:

(i)	Estimated proceeds from the return of security deposits, the sale and disposition of long-lived assets and federal income tax refunds.

(ii)	Includes an estimated settlement of accrued liabilities, including real estate lease obligations, employee compensation costs, estimated costs and other operating costs. Also includes a reserve for unknown contingencies.

(iii)	(a) Ongoing operating costs, including estimated costs related to dissolution transaction, payroll costs and overhead operating costs such as rent, legal fees, accounting fees, taxes, insurance and other operating costs of $4.1 million, (b) employee severance and related costs of $6.6 million, certain of which are based upon the amounts distributed to our stockholders and (c) other costs, including cost of the director and officer six-year tail insurance policy, certain foreign entity dissolution costs and benefits plans termination costs of $1.1 million.

(4)	Value expected to be distributed to stockholders with respect to the sale of Switchboard shares to Infospace for $7.75 per Switchboard share net of estimated tax liability.

(5)	In accordance with a liquidation basis of accounting, the consolidated statement of net assets available in liquidation would not include a stockholders’ equity section.

NOTE 4. MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31, 2003 and 2002:

	2003		2002
Security Type	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value	Amortized Cost
	(in thousands)
Maturing within one year:
Common Stock
U.S. Treasury Notes	$7,577	$7,537	$5,138	$5,066
Commercial Paper/Agencies	5,420	5,433	9,848	9,780
U.S. Corporate Debt Securities	513	506	1,547	1,540

	$13,510	$13,476	$16,533	$16,386

Maturing after one year through five years:
Commercial Paper/Agencies	$—	$—	$7,775	$7,579
U.S. Treasury Notes	—	—	2,037	2,017
U.S. Corporate Debt Securities	560	555	2,590	2,547
Municipal Obligations	1,400	1,400	1,500	1,500

	$1,960	$1,955	$13,902	$13,643

Totals	$15,470	$15,431	$30,435	$30,029

Unrealized gains/(losses) are included in shareholders’ equity and accumulated other comprehensive income, net of tax.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,
	2003	2002
	(in thousands)
Computer and peripherals	$4,729	$6,668
Office equipment and software	4,791	5,170
Furniture and fixture	450	1,163
Leasehold improvements	1,087	1,079

Total cost	11,057	14,080
Accumulated depreciation and amortization	(9,394)	(10,809)

Net property and equipment	1,663	3,271

Depreciation expense during 2003, 2002 and 2001 was $1,874,000, $2,490,000 and $3,120,000, respectively.

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

The following table presents net loss as reported and net loss on a pro forma basis as if SFAS 142 had been adopted on January 1, 2001:

Twelve months ended December 31,
2001
(in thousands)
Net loss—as reported	$(40,331)
Amortization of goodwill	3,025

Net loss—as adjusted	(37,306)

Basic and diluted loss per share—as reported	$(1.76)

Basic and diluted loss per share—as adjusted	$(1.62)

Pursuant to a distribution agreement Switchboard entered into with America Online, Inc. (“AOL”, the “Directory Agreement”), Switchboard issued shares of its common stock to AOL. The value of these shares of common stock had been recorded as an intangible asset, and had been amortized on a straight-line basis over the life of the Directory Agreement. As of December 31, 2001, Switchboard evaluated the net realizable value of all of its assets related to AOL and Envenue as a result of lower than anticipated revenues in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) and determined that both its assets related to AOL and Envenue had been impaired. As a result, Switchboard recorded a loss on impairment as a component of its special charge in 2001 (Notes 11 and 24).

On November 24, 2000, Switchboard acquired Envenue, a wireless provider of advanced product searching technologies designed to drive leads to traditional retailers. The transaction was accounted for as a purchase. The total purchase price included consideration of $2,000,000 in cash, which was to be paid on or before May 24, 2002, and $38,000 in recorded value of stock options to purchase 10,200 shares of Switchboard’s common stock issued to non-employees. Switchboard did not pay the $2,000,000 on or before May 24, 2002, as it was involved in a contractual dispute with the previous owners of Envenue. In June 2002, Switchboard placed $2,000,000 into an escrow account, which was to be held until the resolution of this dispute. In October 2002, Switchboard paid $410,000 out of the escrowed funds, representing the undisputed portion of the purchase price plus interest from the original maturity date to the former stockholders of Envenue. The remaining $1,604,000 of the purchase price, which was non-interest bearing, was classified separately in the accompanying financial statements as of December 31, 2002.

Switchboard recorded $1,604,000 as restricted cash at December 31, 2002 related to the cash held in escrow. In June 2003, Switchboard paid the former owners of Envenue $1,700,000 to settle all claims related to the acquisition of Envenue. As a result, Switchboard no longer has funds in escrow related to the matter.

In December 2001, Switchboard exercised its rights under the acquisition agreement to substantially reduce the funding of its Envenue acquisition. Additionally, Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result during the three months ending December 31, 2001, Switchboard recorded an impairment charge of $1,859,000 related to the Envenue goodwill. This impairment charge was recorded as a component of special charges within the consolidated statement of operations (See Note 11).

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

NOTE 7. DEBT AND FINANCING AGREEMENTS

On November 7, 2002, the Company entered into a $10,000,000 revolving line of credit with Silicon Valley Bank (“SVB”) that provides for borrowings at SVB’s prime rate. This credit agreement had a one-year term and contained covenants relating to the maintenance of certain financial ratios. The Company had no borrowings under this facility outstanding at December 31, 2002 and did not renew the line in 2003.

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

In June 2002, Switchboard entered into a loan and security agreement (the “SVB Financing Agreement”) with Silicon Valley Bank (“SVB”), under which Switchboard was able to borrow up to $4,000,000 for the purchase of equipment. Amounts borrowed under the facility accrued interest at a rate equal to prime plus 0.25%, and were to have been repaid monthly over a 30-month period. Switchboard had utilized $2,700,000 of this facility through borrowings that occurred in June 2002 and September 2002. Switchboard recorded a note payable to SVB on its balance sheet totaling $2,200,000 for the equipment financed as of December 31, 2002, of which $1,100,000 was classified as a current liability. The SVB Financing Agreement also provided for a $1,000,000 revolving line of credit at an interest rate equal to prime. Switchboard did not borrow any amounts under the revolving line of credit. Switchboard’s ability to borrow additional amounts under the SVB Financing Agreement expired on May 30, 2003 after Switchboard chose not to renew the agreement. In May 2003, Switchboard paid SVB $1,800,000 in satisfaction of its outstanding borrowings under the loan facility.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has a savings and profit sharing plan covering substantially all U.S. employees. The plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

The Company matches an employee’s elective deferrals to the plan based upon a prescribed formula. Vesting of the Company’s matching contribution is over a four-year period and begins on the date of hire. The Company contributed $206,000, $307,000 and $480,000 in 2003, 2002 and 2001, respectively.

NOTE 9. DEFERRED OFFERING COSTS

On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares are proposed to be sold by ePresence, Inc. and certain other selling shareholders, and 100,000 are proposed to be sold by Switchboard. The offering is being initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with its announced plan of liquidation. At the completion of the offering, Switchboard anticipates that ePresence will continue to own 5.6% of Switchboard’s shares. If the over-allotment option is exercised and the additional 1,322,250 shares are sold, ePresence will no longer own any shares of Switchboard. The sale of ePresence’s entire holdings of Switchboard stock is subject to the approval of ePresence’s shareholders. However, ePresence may sell up to approximately 5,400,000 of its shares of Switchboard stock without shareholder approval.

As of December 31, 2003, Switchboard had incurred $511,000 of costs associated with the offering, of which $15,000 was paid in 2003. Switchboard has classified these deferred offering costs as a long-term asset on its balance sheet as of December 31, 2003. Switchboard anticipates offsetting these costs with proceeds received from the offering. If the offering is not completed, these costs will be expensed.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31,
	2003	2002
	(in thousands)
Compensation	$2,688	$2,587
Restructuring	1,881	3,196
Other	1,692	2,739

Total	6,261	8,522

NOTE 11. RESTRUCTURING CHARGES

The following table summarizes activity related to the Company’s restructuring accrual:

	Twelve Months Ended December 31, 2003 (in thousands)
	Accrual/ Reserve Balance 12/31/02	Total Other Charges	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 12/31/03
Staff reductions	$846	$—	$(504)	$(38)	$304
Office closures, asset write-offs and other costs	2,350	—	(776)	3	1,577

	$3,196	$—	$(1,280)	$(35)	$1,881

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

At December 31, 2003, the Company had utilized approximately $3,650,000 in total of the liability of which $1,464,000 was severance related costs, and the remainder related to office closures and asset write-offs. The remaining 2002 liability at December 31, 2003 was approximately $1,450,000 of cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining 2002 liability by the end of fiscal year 2004.

In 2001, as part of the Company’s plan to implement cost-cutting measures in its services business, the Company recorded net pre-tax charges of $3,953,000 related to a workforce reduction of approximately 100 positions, office closures and asset write-offs. At December 31, 2003, the Company had utilized approximately $3,532,000 in total of the 2001 liability of which $1,966,000 was severance-related costs, and the remainder related to office closures and asset write-offs. The remaining 2001 liability at December 31, 2003 was approximately $421,000 of cash related expenditures. The Company anticipates that it will utilize a substantial portion of the remaining 2001 liability by the end of fiscal year 2004.

In 2003, Switchboard recorded the reversal of $35,000 of excess restructuring reserves as a special credit. The 2003 reversal resulted primarily from a change in estimate with respect to a compensation amount for a terminated employee that had been provided for as part of Switchboard’s 2001 special charges. In 2002, Switchboard recorded the reversal of $262,000 in excess restructuring reserves as a special credit. The 2002 reversal resulted primarily from better than expected results in the subleasing of idle office space which Switchboard had reserved for as part of its 2002 special charges. Under a non-cancelable sublease, Switchboard received $156,000 and $72,000 in 2003 and 2002, and anticipates receiving $132,000 and $60,000 in 2004 and 2005, respectively.

In December 2001, Switchboard recorded net pre-tax special charges of approximately $17,300,000, comprised primarily of $15,600,000 for the impairment of certain assets, $1,000,000 for costs related to facility closures and $700,000 in severance costs related to the reduction of approximately 21% of Switchboard’s workforce. The restructuring resulted in 21 Switchboard employee separations.

Included in the $15,600,000 impairment charge for certain assets is $11,700,000 recorded for the impairment of the unamortized portion of the value of the common stock issued and amounts prepaid to AOL. Switchboard assessed the value of its assets related to its AOL Directory Agreement for impairment as it had a current period operating loss combined with a history of operating losses with respect to its AOL relationship and revenues were lower at the end of the first year of the Directory Agreement than originally anticipated and Switchboard had incurred a current period and historical operating loss with respect to its AOL business. This analysis was performed as part of Switchboard’s restatement of its financial statements for the year ended December 31, 2001, which occurred in September 2002. However, in performing this impairment analysis, Switchboard was unable to utilize the more favorable financial terms of the April 2002 and August 2002 amendments as they had occurred subsequent to the date Switchboard had filed its original Annual Report on Form 10-K for the year ended December 31, 2001 (March 2002). The financial terms of the April 2002 and August 2002 amendments were developments that occurred subsequent to the March 2002 filing and, in accordance with existing accounting standards, could not be considered. If Switchboard had been able to utilize the more favorable financial terms resulting from the April 2002 and August 2002 amendments, its AOL assets may have been considered to be fully recoverable.

Switchboard’s impairment analysis, utilizing the estimated cash flow approach, included certain revenue and expense assumptions through December 2004, the expiration date of the Directory Agreement. Switchboard assumed annual revenue growth rates of 77%, 135% and 85% under the agreement in 2002, 2003 and 2004, respectively. Switchboard’s expense assumptions included contractually fixed payments of $39,000,000; a total of $4,800,000 of value associated with two additional contractual stock issuances to AOL of 746,260 shares each, which were to have occurred in December 2002 and 2003; and an estimate of other costs and expenses Switchboard would incur to support the relationship with AOL. Switchboard’s analysis indicated that the AOL assets were impaired due to the fact that the projected future cash flows from AOL over the remainder of the term of the agreement were insufficient to support the value of the AOL related assets. Switchboard then measured impairment by performing an analysis of the discounted future cash flows under the Directory Agreement using a discount factor of 20% per year. This discounted cash flow analysis indicated that the AOL related assets were fully impaired as of December 31, 2001. Accordingly, a charge of $11,700,000 was recorded as an additional component of special charges during 2001.

In December 2001, Switchboard exercised its rights under the Envenue acquisition agreement to substantially reduce the funding of Envenue. Switchboard evaluated the carrying value of its goodwill in Envenue, and determined it would not be fully recovered through estimated undiscounted future operating cash flows. As a result, in 2001 Switchboard recorded as a component of the $15,600,000 impairment charge, $1,900,000 related to the Envenue goodwill. The impairment was measured as the amount by which the carrying amount of these assets exceeded the present value of the estimated discounted future cash flows attributable to these assets.

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

Of Switchboard’s total $1,300,000 facilities and severance charge, which is net of the $35,000 and $262,000 special credits recorded in 2003 and 2002, approximately $1,100,000 was cash related. Switchboard has a remaining liability of $10,000 on its balance sheet as of December 31, 2003 relating to the special charges.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable lease agreements, which expire at various dates through March 2014. Rental expense under these leases totaled $570,000, $679,000 and $1,671,000 in 2003, 2002 and 2001, respectively. Under some of these agreements, the Company is obligated to pay for utilities, taxes, insurance and maintenance.

At December 31, 2003, future minimum lease payments under operating leases with initial terms exceeding one year are as follows (in thousands):

2004	$1,468
2005	1,124
2006	244
2007	232
2008	232
Thereafter	1,680

Total future minimum lease payments	$4,980

The total of future minimum rentals to be received under non-cancelable subleases related to the above leases are $333,000 and $250,000 for the years ending 2004 and 2005, respectively.

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which any of the Company’s property is the subject.

On November 21, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons and entities who purchased or otherwise acquired common stock of Switchboard from March 2, 2000 through December 6, 2000. The complaint named as defendants Switchboard, the managing underwriters of Switchboard’s initial public offering, Douglas J. Greenlaw, Dean Polnerow, and John P. Jewett. Mr. Polnerow is Switchboard’s President and CEO, and Mr. Greenlaw and Mr. Jewett are former officers of Switchboard.

An amended complaint was filed on April 20, 2002. The amended complaint alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that the defendants made material false and misleading statements in Switchboard’s registration statement and prospectus filed with the SEC in connection with Switchboard’s initial public offering because of the failure to disclose (a) the alleged solicitation and receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in Switchboard’s public offering and (b) that certain of the underwriters allegedly had entered into agreements with investors whereby underwriters agreed to allocate the public offering shares in exchange for which the investors agreed to make additional purchases of stock in the aftermarket at pre-determined prices. The amended complaint alleges claims under Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Securities Exchange Act. The amended complaint seeks damages in an unspecified amount.

In July 2002, Switchboard, Douglas J. Greenlaw, Dean Polnerow and John P. Jewett joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. The plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued its decision on the defendants’ motion to dismiss, granting in part and denying in part the motion as to Switchboard. In addition, in October 2002, Messrs. Greenlaw, Polnerow and Jewett were dismissed from this case without prejudice.

In June 2003, the plaintiffs, the issuer defendants and their insurers agreed on the terms and conditions of a proposed settlement of this case. The terms and conditions of the proposed settlement have been widely reported in the press. Switchboard’s special committee of the board of directors met twice during June 2003 to evaluate the proposed settlement. The committee was advised by outside counsel on the merits of the proposed settlement. The committee determined that the settlement was in the best interests of Switchboard and that they should accept the proposed settlement. There is no guarantee that the settlement will become final, as it is subject to a number of conditions, including court approval; however, based on this proposed settlement. In the third quarter of 2003, Switchboard was informed by outside counsel that all but two of the non-bankrupt issuers decided to accept the terms and conditions of the proposed settlement of this case. The two issuers who did not accept the proposal were in unique circumstances that do not apply to other issuers. Switchboard does not believe they will suffer material future losses related to this lawsuit.

NOTE 13. PREFERRED STOCK

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

NOTE 14. STOCK OPTION PLANS

Under the Company’s 1992 Stock Incentive Plan, as amended (the “1992 Stock Incentive Plan”), the Company was permitted to grant incentive stock options and non-statutory options for the purchase of an aggregate of 5,470,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2003, 2,264,362 options and shares were outstanding under this plan, of which 360,000 shares were subject to the Company’s repurchase right and certain other restrictions for a period of up to three years. The 1992 Stock Incentive Plan provided that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options outstanding under this plan generally vest ratably over a three-year period and expire ten years from the date of grant.

Effective as of June 2002 no further options or other awards may be made under this plan, but options and other awards previously granted may remain outstanding beyond this date.

The 1992 Stock Incentive Plan also permitted awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. In October 1998, the Company issued 396,000 shares of restricted common stock to executive officers and certain members of senior management at par value. An amount for unearned compensation of $1,426,000 was recorded within shareholders’ equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 480,000 shares and 40,000 shares of restricted stock were issued in 2000 and 1999, respectively. An additional $2,560,200 and $277,000 was recorded as unearned compensation within shareholders’ equity in 2000 and 1999, respectively, equal to the fair market value of the stock on the date it was issued, less the purchase price. In 2000, 35,600 shares of restricted stock were cancelled, and 10,000 shares of restricted stock were cancelled in 1999. Amortization of $413,715, $724,447 and $1,196,652 was recorded in 2003, 2002 and 2001, respectively, as compensation expense related to these issuances.

The Company currently holds notes receivable for a total of approximately $782,000 from executive officers and other members of senior management of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The principal plus accrued interest on the remaining $782,000 will be forgiven at a rate of 20% on the anniversary date of the note, over a five-year period subject to continued employment. In 2003 and 2002, $277,000 and $299,000, respectively, were forgiven based on the provisions in the notes. The portion of the notes and the accrued interest to be forgiven within the year are recorded as other current assets and the remaining balance on the notes are recorded as an other non-current asset.

Under the Company’s 2000 Non-Executive Stock Incentive Plan (the “2000 Non-Executive Stock Plan”), the Company may grant non-statutory options for the purchase of an aggregate of 1,250,000 shares of common stock to employees, consultants and advisors. At December 31, 2003, 787,701 options were outstanding under this plan. These options vest ratably over a three-year period and expire ten years from the date of grant.

The 2000 Non-Executive Stock Plan also permits awards of restricted stock at a price determined by the Compensation Committee or the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period. On October 19, 2000, the Company issued 80,000 shares of restricted stock to certain members of senior management at par value of which no shares were outstanding at December 31, 2003. These shares are subject to the Company’s repurchase right and certain other restrictions for a period of up to two years. An amount for unearned compensation of $454,200 was recorded within shareholders’ equity equal to the fair market value of the stock on the date it was issued, less the purchase price. An additional 6,000 shares of restricted stock were issued in 2001. An additional $25,000 was recorded as unearned compensation within shareholders’ equity in 2001 equal to the fair market value of the stock on the date it was issued, less the purchase price. Amortization of zero, $181,924 and $252,000 was recorded in 2003, 2002 and 2001, respectively, as compensation expense related to these issuances.

Under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”), the Company may grant stock options and other stock based awards for the purchase of an aggregate of 2,500,000 shares of common stock to employees, officers, directors, consultants and advisors. At December 31, 2003, 912,067 options were outstanding under this plan. The 2001 Plan provides that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options generally vest ratably over a three-year period and expire ten years from the date of grant.

Under the Company’s 1992 Director Stock Option Plan, as amended (the “1992 Director Plan”), the Company may grant non-statutory stock options for the purchase of up to an aggregate of 450,000 shares of common stock to directors of the Company who are not officers or employees of the Company or any subsidiary of the Company. Under the terms of the 1992 Director Plan, initial options are automatically granted to each eligible director upon his or her initial election as a director that cover 40,000 shares of common stock, and annual options are automatically granted on the date of each Annual Meeting of Shareholders of the Company that cover 10,000 shares of common stock. In addition, after four years of service on the Board, each director will automatically receive an option that covers 20,000 shares. The 1992 Director Plan provides that options shall be granted at the fair market value of the Company’s common stock at the grant date. Annual options generally vest twelve months after the grant date and initial options and service options vest ratably over a four-year period. At December 31, 2003, 379,000 options were outstanding under the 1992 Director Plan.

In 2001, the Board of Directors had suspended the Company’s 1995 Employee Stock Purchase Plan until further notice. Under this plan, as amended, 1,050,000 shares of common stock were available to all full-time employees through semi-annual offerings. At December 31, 2003, 1,010,378 shares of common stock had been purchased under this plan.

In May 2000, the Company acquired SND and assumed the 2000 SND Stock Incentive Plan. At December 31, 2003, 35,600 options were outstanding under this plan. The 2000 SND Stock Incentive Plan provides that incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the grant date. Options generally vest ratably over a three-year period and expire ten years from the date of grant.

During 1997, in addition to the options described above, options to purchase an aggregate of 1,300,000 shares were issued to four executive officers of the Company. The underlying shares were registered with the SEC and generally vest over a four-year period. At December 31, 2003, 760,000 of such options were outstanding.

A summary of the status of the Company’s stock plans as of December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(share amounts in thousands)
Outstanding at beginning of year	5,063	$5.81	5,085	$6.68	4,447	$8.81
Granted	846	$2.21	1,113	$3.54	1,981	$3.89
Exercised	(134)	$3.49	(16)	$2.83	(91)	$2.79
Cancelled	(996)	$5.74	(1,119)	$7.56	(1,252)	$6.80

Outstanding at end of year	4,779	$5.25	5,063	$5.81	5,085	$6.68

Options exercisable at end of year	3,603	$5.99	3,165	$6.58	2,362	$6.87

The following table summarizes information about the Company’s stock options at December 31, 2003:

(share amounts in thousands)

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(share amounts in thousands)
$1.15-$2.25	1,336	6.0 years	$2.10	816	$2.19
$2.26-$3.99	1,393	7.5 years	$3.32	864	$3.24
$4.00-$6.50	814	6.9 years	$5.28	695	$5.40
$6.51-$10.00	565	5.5 years	$8.90	565	$8.90
$10.01-$20.00	671	5.9 years	$12.40	663	$12.41

	4,779			3,603

NOTE 15. SWITCHBOARD NOTE RECEIVABLE FOR THE ISSUANCE OF RESTRICTED COMMON STOCK

In January 2002, Switchboard recorded a note receivable from Mr. Greenlaw, its Chief Executive Officer, who was also a member of its Board of Directors, for approximately $1,400,000 arising from the financing of a purchase of 450,000 shares of its common stock as restricted stock by Mr. Greenlaw. As of December 31, 2002, 300,000 of such shares were unvested and restricted from transfer. On each of January 4, 2003, 2004, 2005 and 2006, 75,000 of these restricted shares were to have vested, respectively. The note bore interest at a rate of 4.875%, which was deemed to be fair market value, compounding annually and was 100% recourse as to principal and interest. The note was payable upon the earlier of the occurrence of the sale of all or part of the shares by the issuer of the note, or January 4, 2008. During 2003 and 2002, Switchboard recorded $56,000 and $71,000 in interest income resulting from this note receivable. At December 31, 2002, Switchboard had recorded $1,500,000 in principal and interest as a note receivable classified within stockholders’ equity.

Mr. Greenlaw ceased to be an employee and resigned as a director effective September 2, 2003. In connection with Mr. Greenlaw’s separation of employment, Switchboard recorded, as a component of general and administrative expense, certain separation expenses of $174,000 in 2003 in accordance with Mr. Greenlaw’s employment agreement. At the time Mr. Greenlaw ceased to be affiliated with Switchboard, 225,000 of the original 450,000 shares granted were vested. In September 2003, Switchboard exercised its right to repurchase the remaining 225,000 unvested shares for $725,000, resulting in a corresponding reduction in the outstanding note of $725,000. In accordance with the terms of the note, Mr. Greenlaw repaid the note payable and all accrued interest outstanding to Switchboard in full through payments totaling $851,000. The final payment was received in November 2003.

NOTE 16. STOCK REPURCHASE

In December 2000, the Board of Directors of the Company authorized the repurchase of up to $10,000,000 of its common stock on the open market. Repurchases of stock are at management’s discretion, depending upon acceptable prices and availability. Funds used in the repurchase of shares come from the Company’s existing cash and investment balances along with cash generated from operations. As of December 31, 2003, the Company had expended $7,415,000 toward stock repurchases of which $1,109,000 and $6,140,000 was expended during the years ended December 31, 2003 and 2002, respectively.

NOTE 17. SALE OF INVESTMENT

In 1996, the Company made an equity investment of approximately $2,000,000 in Software.com, Inc. (“Software.com”), a company which supplied Internet messaging solutions to services providers. During the year ended December 31, 2000, the Company sold 491,202 shares of common stock of Software.com, resulting in net proceeds of $45,276,000 and a realized gain of approximately $44,556,000. At December 31, 2000, the Company held 400,000 shares of common stock of Software.com of which 300,000 and 100,000 of said shares were valued at $114.50 and $115.90 per share, respectively, with a total value of $45,940,000. The net unrealized gain of approximately $29,025,000, net of taxes of approximately $16,308,000, is included in other comprehensive income within shareholders’ equity.

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

NOTE 19. INCOME TAXES

The (benefit from)/provision for income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Current tax expense:
Federal income taxes	$(318)	$—	$—
State income taxes	8	48	—
Foreign income taxes	—	47	—

Total current expense	(310)	95	—

Deferred tax expense:
Federal income taxes	(3,500)	(8,938)	(31,474)
State and local	(1,198)	(1,867)	(8,879)
Foreign income taxes	—	—	—
Valuation allowance	4,697	10,805	51,378

Total deferred expense	—	—	11,025

Total (benefit)/provision	$(310)	$95	$11,025

As a result of the Company’s adoption of SFAS No. 133, the Company had recorded a $1,855 provision as part of its cumulative effect of change in accounting policy in 2001.

The tax effects of the temporary differences that give rise to the deferred tax asset and liabilities at December 31, 2003 and December 31, 2002 were as follows:

	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Current:
Bad debts	$337	$—	$568	$—
Employee benefits and compensation	107	—	72	—
FAS 115	—	—	—	(46)

Total Current	444		640	(46)

Non-Current:
Goodwill and other intangibles	9,122	—	9,332	—
Net operating loss and credit carryforwards	54,914	—	47,125	—
Fixed assets	738	—	1,092	—
Accrual to cash	—	(62)	—	(200)
Other	1,808		1,528
Prepaid advertising & restructuring	775	—	2,854	—

Total non-current	67,357	(62)	61,931	(200)

Total deferred taxes before valuation allowance	67,801	(62)	62,571	(246)

Net deferreds before valuation allowance	67,739		62,325
Valuation allowance	(67,739)		(62,325)

Net deferred tax asset	$—		$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a valuation allowance of $67,739,000 and $62,325,000 for December 31, 2003 and 2002, respectively, has been established for deferred tax assets.

As of December 31, 2003, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $123,063,000 and $136,590,000, respectively. The federal net operating loss carryforwards will begin to expire in 2012 and the state net operating loss carryforwards began to expire in 2002.

Switchboard is not a member in the Company’s consolidated federal income tax return because they are less than 80% owned by vote and value. As of December 31, 2003, Switchboard has net operating loss carryforwards for federal and state tax purposes of approximately $87,735,000 and $87,726,000, respectively.

As of December 31, 2003, ePresence has net operating loss carryforwards for federal and state tax purposes of approximately $35,328,000 and 48,864,000, respectively from its services business.

Ownership changes resulting in the Company’s issuance of capital stock may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in the future.

A reconciliation of the Federal statutory tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Tax at statutory rate	(35.0%)	(35.0%)	(35.0%)
State Income Taxes, net of U.S. federal benefit	(4.7)	(4.0)	(17.6)
Non-Deductible Goodwill Amortization	—	6.0	6.7
Minority Interest	2.3	(2.1)	(37.9)
Foreign Losses not benefited	—	(0.5)	(3.8)
Other	0.5	(0.1)	1.6
Valuation Allowance	—	—	51.3
Losses not benefited	34.7	36.0	68.4

Effective Rate	(2.2%)	0.3%	33.7%

NOTE 20. BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share is based upon the weighted average number of common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Potential common shares also include the unvested portion of restricted stock.

Options to purchase 4,779,000, 5,063,000 and 5,085,000 shares of common stock outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 21. SEGMENT INFORMATION

As described in Note 1. “Nature of Business,” the Company has two reportable segments: Services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Services:
Revenues	$16,547	$32,077	$51,711
Cost of Revenues	11,718	21,649	35,777

Gross Profit	4,829	10,428	15,934
Operating Expenses:
Sales and marketing	6,035	10,329	17,706
General and administrative	8,658	11,078	15,011
Amortization of goodwill and intangibles	—	—	2,668
Termination of vendor relationship	6,500	—	—
Impairment of goodwill	—	14,779	12,364
Restructuring and other charges	—	5,100	3,953

Operating Expenses	21,193	41,286	51,702

Operating loss	(16,364)	(30,858)	(35,768)

Other Income/(Expense):
Interest income, net	593	1,222	2,787
Realized gain, net	44	296	173
Interest in (income)/losses of Switchboard	(1,006)	1,875	35,048
Gain on sale of Openwave, net	—	—	33,378
Other expenses, net	210	(189)	(1,615)

Total other (expense)/income	(159)	3,204	69,771

Net (loss) from operations before income taxes and cumulative effect of accounting change	(16,523)	(27,654)	34,003
(Benefit from)/Provision for income taxes	(352)	95	11,025

Net loss before cumulative effect of accounting change	(16,171)	(27,749)	22,978
Cumulative effect of accounting change, net of tax of $1,855	—	—	3,445

Net loss	$(16,171)	$(27,749)	$26,423

Total assets	$41,256	$58,631	$97,116

Total depreciation and amortization expense	$661	$969	$1,885

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Switchboard:
Revenues	$15,192	$11,747	$9,278
Cost of Revenues	2,925	3,744	3,518

Gross Profit	12,267	8,003	5,760
Operating Expenses:
Sales and marketing	3,264	4,683	24,606
Product development	4,264	5,446	6,702
General and administrative	3,334	4,057	4,181
Amortization of goodwill and intangibles	—	—	719
Special charges	(35)	(262)	17,324
Loss on Viacom transaction	—	—	22,203

Operating Expenses	10,827	13,924	75,735

Operating income/(loss)	1,440	(5,921)	(69,975)

Other Income/(Expense):
Interest income, net	766	1,712	3,371
Realized (loss)/gain, net	(1)	382	92
Other expenses, net	(89)	(132)	(242)

Total other income	676	1,962	3,221

Net income/(loss) from operations before income taxes	2,116	(3,959)	(66,754)
Provision for income taxes	42	—	—

Net income/(loss)	$2,074	$(3,959)	$(66,754)

Total assets	$59,523	$57,788	$65,835

Total depreciation and amortization expense	$1,213	$1,521	$1,235

QUARTERLY FINANCIAL INFORMATION

	2003 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
Revenues:
Services	$3,990	$4,072	$4,314	$4,171
Switchboard	3,769	4,108	3,974	3,341

Total revenues	7,759	8,180	8,288	7,512
Loss from operations(1)	(8,083)	(1,281)	(2,143)	(3,417)
Net loss	(7,740)	(1,332)	(2,076)	(2,949)
Basic and diluted net loss per share	$(0.35)	$(0.06)	$(0.09)	$(0.13)

	2002 Quarters Ended
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands, except per share amounts)
Revenues:
Services	$5,472	$7,360	$8,952	$10,293
Switchboard	3,385	3,374	2,068	2,920

Total revenues	8,857	10,734	11,020	13,213
Loss from operations(1)	(19,022)	(4,535)	(4,639)	(8,583)
Net loss	(18,769)	(3,266)	(2,707)	(6,966)
Basic and diluted net loss per share	$(0.84)	$(0.15)	$(0.12)	$(0.31)

(1)	Includes charges of $6.5 million related to a vendor settlement during 2003. Includes an impairment of goodwill of approximately $14.8 million for our services segment for 2002.

For the years ended December 31, 2003 and 2002, the Company focused on the delivery of its services in the United States. For the year ended December 31, 2001, the Company delivered its services worldwide.

Switchboard delivers its revenues within North America. Consolidated revenues can be grouped into geographic areas as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues from unaffiliated customers:
North America	$31,739	$43,672	$56,154
Europe	—	152	3,252
Other	—	—	1,583

Total revenues	$31,739	$43,824	$60,989

NOTE 22. MICROSOFT CORPORATION ALLIANCE

In 1999, the Company entered into a strategic alliance with Microsoft Corporation (“Microsoft”) to deliver integrated messaging, networking and Internet solutions and the collaboration on the design and implementation of packaged services, solutions and support offerings based on Microsoft’s enterprise platform. Under the agreement, Microsoft contributed $8,400,000 to fund these initiatives and for certain marketing and product development efforts and the purchase of 1,750,000 common stock warrants. The common stock warrants were subject to a three-year lock-up provision, based on continuation of the alliance, and have an exercise price of $10.00 per share. If exercised, Microsoft’s warrants represented approximately 7.2% ownership of the outstanding common stock of the Company at December 31, 2002. In October 2003, the Company terminated the alliance agreement and in settlement of any further obligations under the agreement and cancellation of the common stock warrants, the Company paid Microsoft $6,500,000.

NOTE 23. RESTRUCTURING OF VIACOM RELATIONSHIP

In 1999, Switchboard and Viacom Inc. (“Viacom”, formerly CBS Corporation) consummated a number of agreements under which Viacom acquired a 35% equity stake in Switchboard, through the issuance of 7,468,560 shares of Switchboard’s common stock and one share of Series E Special Voting Preferred Stock. In exchange, Switchboard received $5,000,000 in cash and the right to receive advertising and promotional value over a term of seven years, across the full range of CBS media properties, as well as those of its radio and outdoor subsidiary, Infinity Broadcasting Corporation. As part of the transactions, Viacom was also issued warrants to purchase up to an additional 1,066,937 shares of Switchboard’s common stock at a per share exercise price of $1.00, which would have increased its ownership position in Switchboard to 40% at the time of the transaction. The number of shares of common stock and warrants issued to Viacom were subject to adjustment in the event of certain future issuances of securities by Switchboard.

The Advertising and Promotion Agreement dated as of June 30, 1999 among Switchboard, ePresence and Viacom provided advertising with a future value of $95,000,000 to Switchboard over a seven-year period, subject to one year renewals upon the mutual written agreement of Switchboard, ePresence and Viacom. The net present value of the advertising was recorded as a contribution receivable for the common stock issued. The contribution receivable was reduced as Switchboard utilized advertising based on the proportion of advertising provided to the total amount to be provided over the seven-year term.

In August 2001, Switchboard entered into a restructuring agreement with Viacom and ePresence, under which, among other things, Switchboard agreed to terminate its right to the placement of advertising on Viacom’s CBS properties with an expected net present value of approximately $44,524,000 in exchange for, primarily, the reconveyance by Viacom to Switchboard of 7,488,560 shares of Switchboard’s common stock, the cancellation of warrants held by Viacom to purchase 533,469 shares of Switchboard’s common stock and the reconveyance to Switchboard of the one outstanding share of Switchboard’s series E special voting preferred stock. In addition, as part of the restructuring of Switchboard’s relationship with Viacom, Switchboard’s license to use specified CBS trademarks terminated on January 26, 2002.

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

Subsequently, on February 27, 2002, Viacom exercised its warrant pursuant to a cashless exercise provision in the warrant, resulting in the net issuance of 386,302 shares of common stock. On March 12, 2002, Switchboard repurchased these 386,302 shares of common stock from Viacom at a price of $3.25 per share, for a total cost of $1,300,000. Switchboard recorded the value of these shares as treasury stock at cost.

NOTE 24. AOL ALLIANCE

In December 2000, Switchboard entered into a Directory Agreement with AOL to develop a new directory and local advertising platform and product-set to be featured across specified AOL properties (the “Directory Platform”). In November 2001, April 2002, August 2002, November 2002 and October 2003, certain terms of the agreement were amended. Under the original four-year term of the amended Directory Agreement, Switchboard was to have shared with AOL specified directory advertisement revenue. In general, Switchboard received a majority of the first $12,000,000 of such directory advertisement revenue, less any billable engineering revenue earned from AOL after June 30, 2002, and a lesser share of any additional directory advertisement revenue over and above the initial $12,000,000 pursuant to the August 2002 amendment. Switchboard paid AOL and recorded an asset of $13,000,000 at the signing of the original Directory Agreement. Following the incorporation of the Directory Platform on the AOL.com, AOL Service and Digital City properties (“AOL Roll-In”) in January 2002, Switchboard recorded a second asset and a liability related to future payments of $13,000,000. In April 2002, Switchboard established an additional asset and liability of $1,000,000 and paid $2,000,000 upon the execution of the April 2002 amendment. Under the April 2002 amended agreement, Switchboard was scheduled to make six additional quarterly payments of $2,000,000 each, replacing the $13,000,000 originally owed upon the AOL Roll-In.

The August 2002 amendment, among other things, eliminated the $12,000,000 in remaining additional payments established in the April 2002 amendment. AOL committed to pay Switchboard at least $2,000,000 in consulting or service fees over the term of the agreement under a payment schedule which ended in September 2002, of which AOL paid all $2,000,000 and Switchboard delivered all $2,000,000 in services to AOL. In addition, Switchboard was required to provide up to 300 hours of engineering services per month to AOL at no charge, if requested by AOL for the term of the agreement. These 300 hours were provided to support the Directory Platform, from which Switchboard shared in directory revenue over the term of the amended agreement. Any engineering services provided by Switchboard in excess of 300 hours per month were charged to AOL on a time and materials basis. AOL typically exceeds these 300 hours each month. In 2003, 2002 and 2001, consulting and service fees totaled $2,000,000, $1,500,000 and $1,900,000, respectively.

The October 2003 amendment, among other things, extended the term of the agreement for an additional year until December 11, 2005, and provides that Switchboard will receive $4,800,000 annually from AOL, payable in monthly increments of $400,000, in exchange for providing, maintaining and customizing the AOL yellow pages directory technology and inclusion of current AOL merchants in Switchboard’s yellow pages directory. In addition, the amended agreement creates the opportunity for both parties to share in revenue generated from advertising products that combine both AOL’s and Switchboard’s consumer audience. The revenue sharing arrangement, based on a percentage of AOL merchant subscription revenue, that was previously in effect has been eliminated. AOL and Switchboard are now able to sell advertising products offering both local merchant and national advertisers access to the combined consumer audience of both AOL and Switchboard yellow pages. As part of the consideration for the $4,800,000 annual fee, if requested by AOL, Switchboard is obligated to provide AOL with up to 3,000 hours of engineering services per fiscal quarter in order to customize and further AOL’s directory platform. In addition, AOL may carry-over up to 1,000 of its unused engineering hours into the next quarter. At no time at the end of any fiscal quarter may the unused hours carried forward exceed 1,000 hours. Revenue attributable to any unused hours that are carried forward into the following fiscal quarter are valued using Switchboard’s standard hourly rates for engineering services and deferred until the hours carried forward are either used or the right to use them expires. Switchboard bills AOL on a time and materials basis for any hours of engineering services in excess of the 3,000 hours per quarter and recognizes this revenue during the period in which the engineering services are delivered. The October 2003 amended agreement is subject to earlier termination upon the occurrence of specified events, including, without limitation (1) Switchboard being acquired by one of certain third parties, or (2) AOL acquiring one of certain third parties and AOL paying Switchboard a termination fee of $25,000,000.

Subsequent to the October 2003 amendment to the AOL agreement, Switchboard has bifurcated the monthly fee received from AOL into a directory license fee and an engineering service fee in accordance with EITF No. 00-21, “Revenue Arrangement with Multiple Deliverables” (“EITF No. 00-21”) and SAB 104. EITF 00-21 and SAB 104 allow for accounting for separate elements of contract if the elements qualify as separate accounting units, and if vendor specific evidence of fair value can be established for each element under the arrangement. If vendor specific evidence of fair value cannot be established for all elements under the arrangement, but can be established for the undelivered elements, value may be allocated to the delivered elements based on the residual method. Switchboard has established vendor specific evidence of fair value for the engineering services and has allocated remaining value to the license fees. Switchboard recognizes revenue for each element in accordance with SAB 101 and 104, when evidence of an arrangement exists, fees are fixed and determinable, services have been delivered and collectibility is assured.

In connection with entering into the Directory Agreement, in December 2000, Switchboard issued to AOL 746,260 shares of its common stock, which were restricted from transfer until the AOL Roll-In, which occurred on January 2, 2002. Switchboard valued these shares using the fair market value for its common stock at the time of issuance, recording an asset of $3,100,000 in December 2000. Switchboard also agreed to issue to AOL an additional 746,260 shares of common stock if the Directory Agreement continued after two years and a further 746,260 shares of common stock if the Directory Agreement continued after three years. Under the amended agreement, the requirement to issue additional shares upon the two and three-year continuations has been eliminated. If Switchboard renews the Directory Agreement with AOL for at least an additional four years after the initial amended five-year term, Switchboard is required to issue to AOL a warrant to purchase up to 721,385 shares of common stock at a per share purchase price of $4.32. Switchboard will record the value of this potential warrant when it is issuable.

The $13,000,000 paid and the value of the stock issued upon the signing of the Directory Agreement was amortized on a straight-line basis over the original four-year estimated life of the agreement. In accordance with EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, Switchboard recorded the amortization of its AOL asset as an offset to merchant network revenue of $2,000,000 and $4,000,000 in 2002 and 2001, respectively. As of December 2001 and as part of the September 2002 restatement of Switchboard’s Annual Report on Form 10-K for the year ended December 31, 2001, the remaining unamortized amounts were written down to zero as a result of an impairment analysis as of December 31, 2001 (Note 11). In 2002, Switchboard recorded amortization based upon the remaining net book value of its AOL assets established upon the AOL Roll-In and April 2002 amendment on a straight-line basis over the remaining term of the amended agreement.

As a result of the elimination in the August 2002 amendment of the remaining $12,000,000 owed to AOL, an adjustment to amortization of consideration given to a customer of $482,000 was recorded in 2002, offsetting amortization recorded in the period. Throughout the remaining initial term of the amended agreement, Switchboard will no longer record amortization of consideration given to AOL as these assets are now fully amortized and no further consideration is due AOL. The following table illustrates the amounts provided to AOL and the associated amortization expense and impairment charge in each of the years ended December 31, 2000, 2001 and 2002 (in thousands).

	Years ended December 31,
	2000	2001	2002
Net value of AOL related assets at beginning of period	$—	$15,771	$—
Value of stock issued to AOL(a)	3,183	—	—
Cash paid to AOL(b)	13,000	—	2,000
Amortization of AOL assets(c)	(412)	(4,048)	(2,000)
Impairment of AOL assets(d)	—	(11,723)	—

Net value of AOL related assets at end of period	$15,771	$—	$—

(a)	Recorded as a component of other assets.

(b)	Recorded as prepaid Directory Agreement.

(c)	Recorded as consideration given to a customer.

(d)	Recorded as a component of special charges.

Revenue recognized from AOL, net of amortization of consideration given to AOL, was $6,265,000, or 41.2% of net Switchboard revenue, $4,906,000, or 41.8% of net Switchboard revenue, and $26,000 in 2003, 2002 and 2001, respectively. Net amounts due from AOL included in accounts receivable at December 31, 2002 were $549,000. There were no amounts due from AOL at December 31, 2003. As of December 31, 2003, AOL beneficially owned 7.8% of Switchboard’s outstanding common stock.

NOTE 25. RELATED PARTIES

The Chairman of the Board of Directors of Switchboard is also Chairman of the Board of Directors, President and Chief Executive Officer of the Company. One director of Switchboard is Senior Vice President and Chief Financial Officer of the Company and another director of Switchboard is also a director of the Company.

The Company currently holds notes receivable for a total of approximately $782,000 from officers and senior executives of the Company. The notes arose from transactions in 1999, 2000, and 2001 whereby the Company loaned the officers money to pay federal and state tax obligations with respect to the vesting and issuance of restricted stock. The notes bear interest at the applicable Federal rate. The notes provide that the principal plus accrued interest on the remaining $777,000 will be forgiven at a rate of 20% on the anniversary date of each note, over a five-year period subject to continued employment. The notes and accrued interest are recorded as an other non-current asset. In 2003 and 2002, $274,000 and $299,000, respectively, was forgiven based on the provisions in the notes. If the plan of liquidation discussed in Note 1 is approved, the notes receivable will be forgiven.

NOTE 26. SUBSEQUENT EVENT

On March 26, 2004, Switchboard announced a definitive agreement to be acquired by InfoSpace, Inc. (“InfoSpace”). In connection with the transaction, all of the outstanding shares of Switchboard will be converted into a right to receive $7.75 per share in cash, without interest, and Switchboard will become a wholly-owned subsidiary of InfoSpace. The completion of the transaction is subject to several conditions, including shareholder and regulatory approval.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to Executive Officers of the Company may be found under the section captioned “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Our Board of Directors is divided into three classes of directors (designated Class I Directors, Class II Directors and Class III Directors), with members of each class holding office for staggered three-year terms. There are currently two Class III Directors, whose terms expire at the 2004 Annual Meeting, one Class I Director whose term expires at the 2005 Annual Meeting and three Class II Directors, whose terms expire at the 2006 Annual Meeting (in all cases subject to the election and qualification of successor directors or their earlier death, resignation or removal). There is currently one Class I director vacancy.

Class III Directors (Terms expire at 2004 Annual Meeting)

Albert A. Notini, 47, has been a director of the Company since October 1999. Since October 2000, Mr. Notini has served as Executive Vice President and Chief Financial Officer of Manufacturers’ Services Limited, a global electronic manufacturing services company. From May 2000 to October 2000, Mr. Notini served as Executive Vice President and General Counsel of Manufacturers’ Services Limited. From July 1999 to May 2000, Mr. Notini served as Executive Vice President at Getronics, N.V., a Netherlands-based network services company and acquirer of Wang Global Corporation in 1999. From February 1994 to June 1999, Mr. Notini served as General Counsel for Wang Global Corporation, an information technology network services company. From January 1999 to June 1999, Mr. Notini also served as Executive Vice President, Corporate Development and Administration at Wang. Prior to joining Wang, Mr. Notini was a senior partner at the law firm of Hale and Dorr LLP in Boston, Massachusetts. Mr. Notini is a director of Sonus Networks, Inc.

William P. Ferry, 51, has been Chairman of the Board since October 1997. He has been a director of the Company and served as President and Chief Executive Officer since February 1997. Mr. Ferry has served as a director of Switchboard since March 1997 and has been Switchboard’s Chairman of the Board since February 1998. From August 1990 to February 1997, he served in various management capacities at Wang Laboratories, Inc., a global network and desktop integration and services company, including President, Services Division from July 1994 to February 1997 and Senior Vice President and General Manager, North American Operations from January 1993 to July 1994.

Class I Director (Term expires at 2005 Annual Meeting)

John J. Rando, 52, has been a director of the Company since October 1999. Presently, Mr. Rando is Chairman of the Board of @Stake, Inc., Ecora Software Corp. and Storability Software, Inc. Mr. Rando is a director of Cognos, Inc. From November 1999 through September 2002, Mr. Rando has served as an advisor partner at NewcoGen Group LLC. From June 1998 to July 1999, Mr. Rando served as Senior Vice President and Group General Manager at Compaq Computer Corporation, a global supplier of computing systems and enterprise solutions. From November 1976 to June 1998, Mr. Rando served as Senior Vice President and Group General Manager at Digital Equipment Corporation, a provider of client/server computing solutions.

Class II Directors (Terms expire at 2006 Annual Meeting)

John F. Burton, 52, has been a director of the Company since 1991. From November 1996 to October 1997, he served as Chairman of the Board. Since 1997, Mr. Burton has been a Managing Director of Updata Capital, Inc., an investment banking firm, and is a Managing General Partner of Updata Venture Partners, LLC, a venture capital firm.

Fontaine K. Richardson, 62, has been a director of the Company since 1984. From 1983 to December 2000, he was a General Partner of Eastech Management Company, a private venture capital firm. He is currently a private investor. Mr. Richardson is a director of Mentor Graphics Corporation and Network Engines, Inc.

Robert M. Wadsworth, 44, has been a director of the Company since March 1998. He has been a managing director of HarbourVest Partners, LLC, a venture capital management company, since January 1997. He joined Hancock Venture Partners, Inc. in July 1986. HarbourVest Partners, LLC assumed the business of Hancock Venture Partners, Inc. He is a director of Switchboard, Concord Communications, Inc., Trintech Group PLC, Network Engines, Inc. and several private companies. Mr. Wadsworth is a general partner of several private equity funds managed by HarbourVest.

Corporate Governance, Board of Directors and Committee Meetings

Corporate Governance. The Company is subject to the rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market. Due, in part, to the enactment of the Sarbanes-Oxley Act of 2002, the Company has addressed, and continues to address, the changing regulatory environment by reviewing and, where appropriate, adopting new corporate governance and public disclosure procedures in response to Securities and Exchange Commission and NASDAQ rule implementations. In light of certain recently finalized rules, the Company will be, among other things, revising and updating the charters of the Company’s Board committees to more closely align the responsibilities of the committee members with updated Securities and Exchange Commission and NASDAQ requirements.

Board of Directors. The Board of Directors held eight meetings during 2003. Each director attended at least 75% of the meetings of the Board and of the Committee(s) of the Board on which he then served. The Board of Directors has standing Audit, Compensation and Nominating Committees.

Audit Committee. The members of the Audit Committee are Messrs. Richardson, Rando and Wadsworth. As specified in its charter, the Audit Committee consists entirely of independent, non-employee, financially literate directors. The board of directors has determined that Mr. Richardson is a financial expert. The Audit Committee recommends to the Board of Directors the appointment of the Company’s independent auditors and, if so determined by the Committee, recommends that the Board of Directors replace the independent auditors, and evaluates the performance of the independent auditors. Other responsibilities include the review, in consultation with the independent auditors, of the audit results and the independent auditors’ proposed opinion letter or audit report and any related management letter. The Audit Committee reviews with management and the independent auditors each of the quarterly and year-end financial statements and reviews internal accounting procedures and controls with the Company’s financial and accounting staff. The Audit Committee met five times during 2003.

Compensation Committee. The Compensation Committee consists entirely of independent non-employee directors, and the members are Messrs. Burton, Notini and Richardson. The Compensation Committee establishes the policies governing all executive compensation plans and determines the compensation of each executive officer under such plans. The Compensation Committee also grants options under and administers the various option and employee stock purchase plans. The Compensation Committee met one time during 2003.

Nominating Committee. The current Nominating Committee members are Messrs. Burton, Ferry and Richardson. The Nominating Committee provides recommendations to the Board with respect to candidates for directors of the Company. The Nominating Committee considers nominees recommended by stockholders of the Company. Any stockholder may submit such a recommendation in writing to the Nominating Committee by addressing it to the attention of the Secretary of the Company. The Nominating Committee did not meet during 2003.

Code of Ethics. We have adopted a code of ethics, our Standards of Business Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charter for the Audit Committee of our Board of Directors is available to any stockholder who requests it by writing to ePresence, Inc., 120 Flanders Road, Westboro, Massachusetts 01581. Attention: Investor Relations. We do not plan to disclose information about any amendments to, or waivers from our Standards of Business Conduct on our website.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE EMPLOYMENT AND RETENTION AGREEMENTS

Pursuant to the terms of an employment agreement between the Company and Mr. Ferry, as amended, Mr. Ferry is employed by the Company as it Chairman of the Board, President and Chief Executive Officer, and currently is paid a minimum annual salary of $550,000, and is eligible to earn an annual minimum bonus of $350,000 based upon the achievement of certain performance objectives determined by the Board. $120,000 of such bonus is paid to Mr. Ferry as a non-recoverable advance against his bonus in quarterly installments. The agreement also contains confidentiality and non-competition provisions. The Company may terminate the Agreement upon sixty days written notice to Mr. Ferry, and Mr. Ferry may terminate the agreement for good reason with 60 days’ notice upon the occurrence of certain specified events generally relating to diminished responsibility with the Company. In the event of a termination by the Company or Mr. Ferry for good reason, as the case may be, Mr. Ferry will be entitled to receive: (i) benefits for two years, (ii) continued option vesting for one year and (iii) a cash payment from the Company equal to the sum of two times his annual base salary and target bonus.

We have entered into arrangements with certain members of senior management including Messrs. Bellantuoni, Ferry, Kitlinski, Silk, and Spaulding that include terms with respect to termination of employment and change of control.

Upon the earlier of our first liquidating distribution to stockholders or our dissolution, (1) all of Mr. Ferry’s unvested stock options will become 100% vested and exercisable, (2) his benefits will continue for a period of two years and (3) he will receive a pro rata bonus, and upon the first liquidating distribution, he will receive a lump sum payment in cash equal to the sum of 2.99 times his annual base salary and target bonus.

We have entered into Executive Retention Agreements with Messrs. Spaulding, Silk and Bellantuoni providing, in part, that upon the earliest to occur of the sale of all or substantially all of our assets, our first liquidating distribution to stockholders and our dissolution, all unvested stock options held by each such executive officer will vest and such executive officer may receive a lump sum cash payment following any such event. The cash payment will be made at the time of any stockholder distribution in the event that the amount distributed to our stockholders is greater than $2.00 per share. If the amount distributed to our stockholders is greater than $2.00, but less than or equal to $3.00, then the cash payment such executive receives will be equal to (1) .00667 multiplied by (2) the aggregate amount distributed to our stockholders minus the product of the number of outstanding shares of our stock multiplied by $2.00. If the amount distributed to our stockholders is greater than $3.00, then the cash payment such executive receives will be equal to the amount stated above (assuming a $3.00 per share consideration) plus .01 multiplied by (1) the aggregate amount distributed to our stockholders, minus (2) the number of outstanding shares of our stock multiplied by $3.00. In the event we consummate an asset sale, the asset sale to Unisys or the sale of our Switchboard stock but do not distribute any amounts to our stockholders, as a result of the failure of our stockholders to approve the Plan of Liquidation or otherwise, then we will not be required to make these payments.

In addition, if during the change of control period or 12 months subsequent to a change in control, such executive officer is terminated by us without cause or resigns for good reason, the executive officer will receive a minimum of one year of severance pay (including target bonus) and a minimum of one year of continuation of benefits. Upon termination of employment during that period, the executive officer will also be entitled to a pro rata portion of the targeted bonus for the year of termination of employment.

We have also entered into a Key Employee Retention Agreement with Mr. Kitlinski providing, in part, that if we terminate Mr. Kitlinski in the event of a change in control, all unvested stock options held by him will vest. For this purpose, change in control includes the sale of all or substantially all or our assets and stockholder approval of any liquidation or dissolution. Also if within six months following the later of the asset sale to Unisys or the first date of Mr. Kitlinski’s employment with Unisys, Unisys terminates him other than for cause, death or disability, or if he remains employed by Unisys for six months, we will be required to pay him $100,000.

Each of Messrs. Ferry, Spaulding, Bellantuoni and Silk have borrowed money from us in order to pay federal, state and local tax obligations with respect to the vesting or issuance of shares of restricted stock. The agreements with Messrs. Ferry, Spaulding, Bellantuoni and Silk provides for forgiveness over a five year period subject to continued employment with the Company on each applicable anniversary date. As of February 27, 2004, the total amount outstanding under each loan, including accrued interest, was $644,273, $61,602, $51,512, and $26,446 for Messrs. Ferry, Spaulding, Bellantuoni, and Silk, respectively. Upon a change in control during the employment of any of the respective executive officers, we will forgive the outstanding principal amount of his loan plus accrued interest. With respect to any amounts forgiven upon a change in control, a gross-up amount to satisfy applicable income taxes on such debt forgiveness income to any such executive officer shall be included. For this purpose, change in control includes stockholder approval of our liquidation or dissolution, and also includes, in the case of Mr. Ferry, stockholder approval of the sale of all or substantially all of our assets, and, in the case of Messrs. Spaulding, Bellantuoni and Silk, the closing of the sale of all or substantially all of our assets.

Summary Compensation

Summary Compensation Table - The following table summarizes the compensation paid by the Company for each of the last three fiscal years, as applicable, to (1) the Company’s Chief Executive Officer, (2) the Company’s four other most highly compensated executive officers during the year ended December 31, 2003 who were serving as executive officers of the Company on December 31, 2003, and whose individual total salary and bonus exceeded $100,000 during such year, and (3) the Company’s one other most highly compensated executive officer during the year ended December 31, 2003, and whose individual total salary and bonus exceeded $100,000 during such year, who was not serving as an executive officer of the Company on December 31, 2003 (collectively, the “Named Executive Officers”).

		Annual Compensation(1)		Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Company Options (#)(2)	Securities Underlying SWBD Options (#)(2)	All Other Compensation ($)(3)
William P. Ferry Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$550,000 550,000 550,000	$120,000 124,000 223,000	120,000 0 650,000	30,000 50,000 20,000	$403,262 469,432 15,501

Scott G. Silk Senior Vice President and General Manager, Services	2003 2002 2001	240,000 240,000 240,000	8,833 55,000 50,000	40,000 40,000 75,000	0 0 0	18,691 18,777 5,078

Richard M. Spaulding Senior Vice President and Chief Financial Officer	2003 2002 2001	225,000 225,000 225,000	0 35,000 50,000	60,000 40,000 48,000	30,000 50,000 20,000	42,666 40,389 4,714

Anthony J. Bellantuoni Senior Vice President, Human Resources	2003 2002 2001	200,000 200,000 200,000	0 28,000 35,000	30,000 30,000 0	0 0 0	30,168 36,648 9,086

Scott Kitlinski (4) Vice President and Chief Information Officer	2003 2002	170,000 170,000	0 42,000	30,000 30,000	0 0	1,239 2,746

(1)	Excludes perquisites and other personal benefits because the aggregate amount of such compensation was in all cases less than the lesser of either $50,000 or 10% of the total of annual salary and bonus for each Named Executive Officer.
(2)	Reflects the grant of options to purchase Company or Switchboard Common Stock, as applicable.
(3)	Represents Company contributions to the Company’s 401(k) Plan, amounts paid for insurance premiums and loan amounts forgiven in 2003 based on outstanding promissory note agreements entered into in 2002. In 2003, the Company paid $14,716, $3,960, $3,344, $3,960, $3,452 and $1,239 in 401(k) Plan contributions for Messrs. Ferry, Silk, Spaulding, Bellantuoni and Kitlinski respectively; and $7,992, $1,659, $1,292, $0 and $0 in group life insurance premiums for Messrs. Ferry, Silk and Spaulding, respectively. In 2003 the Company forgave $391,310, $13,687, $37,414 and $26,716 for each of Messrs. Ferry, Silk, Spaulding and Bellantuoni, respectively, representing 20% of the principal and accrued interest, plus applicable income tax gross-up, of the loans established in 2001 to the officers to satisfy federal, state, and local tax obligations with respect to the vesting of Restricted Stock in accordance with their employment agreements.
(4)	Mr. Kitlinski joined the Company in September 1999 and was elected an executive officer of the Company in 2002.

Option Grants in Last Fiscal Year - The following table provides certain information concerning options to purchase Common Stock of the Company and Switchboard granted during the fiscal year ended December 31, 2003 to each of the Named Executive Officers.

	Individual Grants in Fiscal 2003							Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	Company Granting Option	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in 2003		Exercise Price Per Share (2)		Expiration Date	5%		10%
William P. Ferry	ePresence Switchboard	120,000 30,000	14.19 10.68	% %	$ $	1.97 7.00	2/07/13 11/13/13	$ $	148.672 132,069	$ $	376,751 334,677

Scott G. Silk Richard M. Spaulding	ePresence ePresence Switchboard	40,000 60,000 30,000	4.73 7.10 10.68	% % %	$ $ $	1.97 1.97 7.00	2/07/13 2/07/13 11/13/13	$ $ $	49,557 74,336 132,069	$ $ $	125,584 188,375 334,677

Anthony J. Bellantuoni Scott Kitlinski	ePresence ePresence	30,000 30,000	3.55 3.55	% %	$ $	1.97 1.97	2/07/13 2/07/13	$ $	37,168 37,168	$ $	94,188 94,188

(1)	Unless otherwise indicated, each Company option grants a right to purchase shares of Common Stock that vests in three equal annual installments beginning one year after the date of grant. Vesting of certain of the options may be accelerated under specified circumstances. See “Employment Arrangements.” 20,000 of the Switchboard options which expire on 11/13/13 will vest over a four year period, and 10,000 of the Switchboard options will fully vest on the date of the 2004 Annual Meeting of Stockholders of Switchboard.
(2)	Equal to the per share fair market value of the underlying shares of Company or Switchboard Common Stock on the date of grant, as applicable.
(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values - The following table provides certain information concerning stock option exercises by the Named Executive Officers during the fiscal year ended December 31, 2003 and options held by the Named Executive Officers as of December 31, 2003.

Name	Company Granting Option	Number of Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at December 31, 2003 Exercisable/Unexercisable (2)	Value of Unexercised In-the-Money Options at December 31, 2003 Exercisable/Unexercisable (3)
William P. Ferry	ePresence Switchboard	— —	— —	1,650,000/0 200,000/0	$ $	1,391,600/$0 177,100/$0
Scott G. Silk Richard M. Spaulding	ePresence ePresence Switchboard	— — —	— — —	253,334/66,666 150,413/102,666 140,000/0	$ $ $	33,500/$77,200 76,919/$0 184,488/$0
Anthony J. Bellantuoni Scott Kitlinski	ePresence ePresence	— —	— —	110,000/50,000 56,400/56,600	$ $	46,500/$56,400 0/$44,304

(1)	Represents the difference between the aggregate fair market value of the underlying shares of Common Stock on the date of exercise and the aggregate exercise price. None of the Named Executive Officers exercised options during 2003.
(2)	Switchboard options are immediately exercisable upon grant. Any shares received upon the exercise of an unvested portion of the option are subject to Switchboard’s right to repurchase at their exercise price.
(3)	Based on the aggregate fair market value of the underlying shares of Company and Switchboard Common Stock on December 31, 2003 ($3.75 and $6.91 per share, respectively), less the aggregate option exercise price.

Compensation Committee Interlocks and Insider Participation

In 2003, our compensation committee consisted of Messrs. Burton, Notini and Richardson. None of the members of the compensation committee has ever been an officer or employee of the Company or any of its subsidiaries, nor have they had any relationship requiring disclosure under Item 404 Regulation S-K. No executive officer of ePresence served during the year ended December 31, 2003 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our board of directors or compensation committee.

Director Compensation

Members of the Board of Directors who are not employees of the Company (“Outside Directors”) are paid a retainer of $10,000 per year. In addition, Outside Directors receive $1,500 for each Board meeting attended, $1,000 for each Committee meeting attended and reimbursement for their out-of-pocket expenses in connection with their attendance.

Directors have the option of electing to receive the following year’s annual cash retainer and fees for Board and Committee meeting attendance in Company Common Stock instead of cash. Additionally, directors may elect, prior to the beginning of each year, to receive their annual compensation on a deferred basis under the Company’s Deferred Compensation Plan. Under this plan, participating directors select investment measurement options against which their deferred fees are benchmarked. Once the deferred amounts are due to a director upon termination of his service as a director, the amount paid will be based upon the performance of the investment vehicles selected during the deferral period. Messrs. Burton, Rando and Richardson each participated in the Deferred Compensation Plan in 2003 and selected the ePresence stock fund as their investment benchmark vehicle. The ePresence stock fund is designed to mirror the performance of the Company’s Common Stock.

Under the terms of the Company’s 1992 Director Stock Option Plan, as amended (the “Director Plan”), Outside Directors of the Company receive, on the date of each annual meeting of stockholders, nonstatutory stock options to purchase 10,000 shares of Common Stock. These options have an exercise price equal to fair market value on the grant date and vest on the first anniversary of the grant date. During 2003, Messrs. Burton, Notini, Rando, Richardson and Wadsworth were each granted options for 10,000 shares of Common Stock at an exercise price of $2.50 per share. Under the Director Plan, after four years of service on the Board, each Outside Director also receives a nonstatutory stock option to purchase 20,000 shares of Common Stock, which vests in equal annual installments over four years. Accordingly, on October 21, 2003, Messrs. Notini and Rando received options to purchase 20,000 shares of Common Stock at an exercise price of $4.35 per share. Under the Director Plan, newly elected Outside Directors receive a nonstatutory stock option for 40,000 shares of Common Stock, which vests in equal annual installments over four years. There were no new directors elected to the Board during 2003.

COMPARATIVE STOCK PERFORMANCE

The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative return on (i) the NASDAQ Market Index (U.S.) (the “NASDAQ Market Index”), and (ii) the total return industry index for NASDAQ Computer & Data Processing Service Stocks (the “Computer & Data Index”). This graph assumes the investment of $100 on December 31, 1998, in the Company’s Common Stock, the NASDAQ Market Index and the Computer & Data Index and assumes dividends are reinvested. Measurement points are the last trading days for the fiscal years ending December 31, 1998, 1999, 2000, 2001, 2002 and 2003.

	1998	1999	2000	2001	2002	2003
ePresence, Inc.	$100.00	$225.35	$48.95	$47.21	$21.86	$42.25
Computer and Data Index	100.00	192.40	101.79	82.84	54.34	72.82
NASDAQ Market Index	100.00	176.37	110.86	88.37	61.64	92.68

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF COMMON STOCK

The following table sets forth certain information, as of December 31, 2003 (except as otherwise specified) with respect to the beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of our executive officers and (4) all of our directors and executive officers as a group, as well as the beneficial ownership of Switchboard by our directors and executive officers:

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner(1)	Number of Shares of Company Common Stock Beneficially Owned(2)	Percent of Company Common Stock Outstanding(3)	Number of Shares of Switchboard Common Stock Beneficially Owned(2)(4)
5% Stockholders

HarbourVest Partners V-Direct Fund, L.P c/o HarbourVest Partners, LLC One Financial Center, 44th Floor Boston, Massachusetts 02111(5)	3,947,380	16.4%	N/A

William P. Ferry (6)	2,090,000	8.6%	225,000

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401(7)	1,164,126	5.1%	N/A

Directors and Officers
Anthony J. Bellantuoni(8)	234,000	1.0%	0
John F. Burton(9)	166,000	*	0
Scott E. Kitlinski(10)	104,260	*	1,000
Albert A. Notini(11)	68,000	*	0
John J. Rando(12)	68,000	*	0
Fontaine K. Richardson(13)	92,944	*	0
Scott G. Silk(14)	390,001	1.7%	10,000
Richard M. Spaulding(15)	302,746	1.3%	155,000
Robert M. Wadsworth(16)	4,014,380	16.6%	140,000
All directors and executive officers as a group (10 persons) (17)	7,530,331	28.0%	531,000

*	Less than l%
(1)	Unless otherwise indicated, beneficial owners listed here may be contacted at ePresence, Inc., 120 Flanders Road, Westboro, Massachusetts 01581.
(2)	The inclusion herein of any shares of ePresence or Switchboard common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each person listed above has sole voting and investment power with respect to the shares listed. The reported beneficial ownership of the 5% stockholders of the ePresence’s common stock is based upon a Schedule 13G, 13G/A, or 13D filed with the SEC by such holder. For purposes of this table, each person is deemed to beneficially own any shares subject to stock options or warrants held by such person that are currently exercisable or exercisable within 120 days after December 31, 2003.
(3)	Number of shares deemed outstanding includes 22,788,036 shares issued and outstanding as of December 31, 2003, plus, with respect to any beneficial owner, any shares subject to stock options or warrants that are deemed to be beneficially owned by such person.
(4)	The shares of Switchboard common stock held by each person listed above comprises less than one percent of the Switchboard common stock outstanding, except for Mr. Ferry who owns 1.0%. All directors and executive officers of ePresence as a group hold 2.7% of the total outstanding shares of Switchboard. The number of shares of Switchboard common stock deemed outstanding includes 19,177,001 shares issued and outstanding as of December 31, 2003, plus, with respect to any such beneficial owner, any shares subject to stock options or warrants that are deemed to be beneficially owned by such person.

(5)	The shares of ePresence common stock in the table represent 2,631,580 shares and 1,315,800 shares issuable upon exercise of warrants owned by HarbourVest Partners, LLC (“HarbourVest”). HarbourVest is the managing member of HVP V-Direct Associates L.L.C., which is the general partner of HarbourVest Partners V-Direct Fund L.P. (“HarbourVest Fund”), the record and ultimate owner of such shares. HarbourVest, in its capacity as managing member of the general partner of HarbourVest Fund, has the sole power to vote and dispose of the shares owned by HarbourVest Fund and the shares issuable upon exercise of the warrants. Messrs. D. Brooks Zug and Edward W. Kane are managing members of HarbourVest and, as such, they share the voting control of HarbourVest. Neither of Messrs. Zug or Kane own of record any shares of ePresence, however, as a result of their positions, they may be deemed to be beneficial owners of, and to have the power to exercise or to direct the exercise of voting and/or dispositive power with respect to, the shares owned by HarbourVest Fund. Messrs. Zug and Kane disclaim beneficial ownership of such shares.
(6)	The shares of ePresence common stock in the table include 1,650,000 shares issuable upon exercise of stock options. The shares of Switchboard common stock in the table include 200,000 shares issuable upon exercise of stock options, of which 60,000 would be subject to Switchboard’s right to repurchase at their exercise price. Mr. Ferry is a director and officer of ePresence.
(7)	The shares of ePresence common stock in the table represent 1,164,126 shares owned by Dimensional Fund Advisors, Inc. DFA has the sole power to vote and dispose of such shares. DFA, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment adviser or manager, DFA possesses voting and/ or investment power over the shares that are owned by the Funds. All securities reported are owned by the Funds. DFA disclaims beneficial ownership of such securities. The shares held by DFA are voted at the discretion of an investment committee.
(8)	Includes 130,000 shares of ePresence common stock issuable upon exercise of stock options.
(9)	Consists of 166,000 shares of ePresence common stock issuable upon exercise of stock options.
(10)	Includes 83,000 shares of ePresence common stock issuable upon exercise of stock options.
(11)	Consists of 68,000 shares of ePresence common stock issuable upon exercise of stock options.
(12)	Consists of 68,000 shares of ePresence common stock issuable upon exercise of stock options.
(13)	Includes 66,000 shares of ePresence common stock issuable upon exercise of stock options.
(14)	Includes 280,001 shares of ePresence common stock issuable upon exercise of stock options.
(15)	The shares of ePresence common stock in the table include 183,746 shares issuable upon exercise of stock options. The shares of Switchboard common stock in the table include 141,250 shares issuable upon exercise of stock options, of which 60,000 would be subject to Switchboard’s right to repurchase at their exercise price, and 1,000 shares held by Mr. Spaulding’s wife.
(16)	The shares of ePresence common stock in the table consists of 67,000 shares issuable upon exercise of stock options and 3,947,380 shares beneficially owned by HarbourVest Fund, as more fully described in note (5) above. Mr. Wadsworth is a managing director of HarbourVest Partners, LLC, which is the managing member of HVP V-Direct Associates, L.L.C., a general partner of HarbourVest Fund. Mr. Wadsworth disclaims beneficial ownership of all shares beneficially owned by HarbourVest Fund. The shares of Switchboard common stock in the table consist of 140,000 shares issuable upon exercise of stock options, of which 60,000 would be subject to Switchboard’s right to repurchase at their exercise price.
(17)	Includes the shares and shares issuable upon exercise of stock options listed in notes (6) and (9)-(17) above. Information with respect to this item will appear in the section captioned “Beneficial Ownership of Common Stock” appearing in the Proxy Statement for the Special Meeting. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	3,192,429		$5.98	1,644,355	(3)
Equity compensation plans not approved by security holders	1,547,701	(4)	$3.74	321,414

Total	4,743,130		$5.25	1,965,769

(1)	This table excludes an aggregate of 35,600 shares issuable upon exercise of outstanding options assumed by the Company in connection with an acquisition transaction. The weighted average exercise price of the excluded options is $10.63.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2003, 1,548,733 shares under the 2001 Stock Incentive Plan and 321,414 shares under the 2000 Non-Executive Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(3)	Consists of (i) 1,548,733 shares issuable under the Company’s 2001 Stock Incentive Plan (ii) 56,000 shares available for issuance under the Company’s 1992 Director Stock Option Plan and (iii) 39,622 shares issuable under the Company’s 1995 Employee Stock Purchase Plan, notwithstanding that the plan is currently suspended and no shares may be purchased under such plan until such time as the Company’s Board approves the reimplementation of the plan.
(4)	Includes an aggregate of 760,000 options that were issued outside of the Company’s stock plans as follows:

In February 1997, in connection with the hiring of Mr. Ferry as the Company’s chief executive officer, the Company’s board of directors approved the grant of an option to Mr. Ferry for 1,000,000 shares of the Company’s common stock of which 580,000 shares remain outstanding. The exercise price is $2.25 per share. This option is fully vested and expires ten years from the date of grant.

In July 1997, in connection with the hiring of Mr. Bellantuoni as the Company’s Senior Vice President of Human Resources, the Company’s board of directors approved the grant of an option to Mr. Bellantuoni for 50,000 shares of the Company’s common stock of which 30,000 shares remain outstanding. The exercise price is $2.25 per share. This option is fully vested and expires ten years from the date of grant.

In February 1999, in connection with the hiring of Mr. Silk as the Company’s Senior Vice President of Marketing and Business Development, and now Senior Vice President and General Manger, the Company’s board of directors approved the grant of an option to Mr. Silk for 150,000 shares of the Company’s common stock at an exercise price of $12.00 per share. This option is fully vested and expires ten years from the date of grant.

Description of 2000 Non-Executive Stock Incentive Plan

In August 2000, the Company’s Board of Directors adopted the 2000 Non-Executive Stock Incentive Plan (the “2000 Plan”) pursuant to which nonstatutory stock options for up to 750,000 shares of common stock may be granted to employees of the Company and its subsidiaries, other than executive officers. The 2000 Plan was subsequently amended to increase the authorized shares issuable thereunder to 1,250,000.

The 2000 Plan is administered by the Company’s Board of Directors. The Board is authorized to adopt, amend and repeal the administrative rules, guidelines and practices relating to the 2000 Plan and to interpret the provisions of the 2000 Plan. The Board may amend, suspend or terminate the 2000 plan at any time. The Board has delegated to the compensation committee authority to administer certain aspects of the 2000 Plan.

The Board of Directors or the compensation committee selects the recipients of options under the 2000 Plan and determines (i) the number of shares of Common Stock covered by such options, (ii) the dates upon which such options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iii) the exercise price of options (which may be less than, equal to or greater than the fair market value of the Common Stock on the date of grant), and (iv) the duration of the options (which may not exceed 10 years).

The 2000 Plan permits the following forms of payment of the exercise price of options: (i) payment by cash or check, (ii) surrender to the Company of shares of Common Stock that have been held for at least six months (or any shorter period approved by the Board), (iii) delivery to the Company of a promissory note, (iv) delivery of an irrevocable undertaking by a broker to deliver sufficient funds to pay the exercise price or delivery of irrevocable instructions to a broker to deliver cash or a check sufficient to pay the exercise price, (v) any other lawful means, or (vi) any combination of these forms of payment.

If any option granted under the 2000 Plan expires or is terminated, surrendered, canceled or forfeited, the unused shares of common stock covered by such option will again be available for grant under the 2000 Plan. No option may be granted under the 2000 Plan after August 24, 2010, but awards previously granted may extend beyond that date.

In addition to nonstatutory options, the Board is also authorized to grant other equity-based awards under the 2000 Plan in the form of restricted stock, unrestricted stock, stock appreciation rights or performance shares. Incentive stock options may not be awarded under the 2000 Plan.

In the event of a merger, consolidation, other reorganization event, or in the event of a liquidation of the Company, the Company’s Board of Directors, or the Board of directors of any corporation assuming the obligations of the Company, may take any of the following actions with respect to outstanding awards under the 2000 Plan: (i) provide that such awards are assumed or substituted with substantially equivalent awards by the acquiring or succeeding corporation, (ii) provide that all unexercised options will terminate immediately prior to the consummation of the transaction unless exercised within a specified time period, (iii) provide that any outstanding awards are exercisable or realizable in full prior to the effective date of a merger, consolidation or reorganization, or (iv) in the case of a merger, consolidation or other reorganization in which holders of Company Common Stock will receive a set cash amount for each of their shares surrendered in the transaction, provide for a payment to award holders equal to the difference between such set cash amount times the number of shares of Common Stock subject to outstanding options held (to the extent then exercisable and provided that the exercise price does not exceed the cash amount per share) and the aggregate exercise price of all such holder’s outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interests of ePresence Executive Officers and Directors in the proposed asset sale and the proposed liquidation

The approval of the proposed asset sale to Unisys and our proposed Plan of Liquidation and dissolution by our stockholders may have certain effects upon our officers and directors, including those set forth below, which interests may be different than those of our stockholders.

As of December 31, 2003, our current executive officers and directors held, directly or indirectly, an aggregate of 3,452,784 shares of common stock and options and warrants to purchase an aggregate of 4,413,879 shares of our common stock. Under the terms of our stock option plans, stock options, warrants and proposed Plan of Liquidation, upon our dissolution, each vested option and warrant will, to the extent not exercised, terminate in exchange for the right to receive a pro rata portion of our distributions to stockholders (less the option or warrant exercise price and any tax withholding amounts) as if the option or warrant had been exercised prior to dissolution. As a result, our directors, officers and other optionholders and warrantholders will not be required to bear the risk of exercising an option or warrant without knowing whether the amount payable in respect of the shares exceeds the option or warrant exercise price.

Our current executive officers are parties to agreements with us providing for severance and other benefits upon a change of control or termination of employment in connection with or following a change of control. The tables below summarize these benefits as applicable to the proposed sale of our assets to Unisys, the proposed sale of our shares of Switchboard in accordance with the Switchboard merger and the proposed liquidation, each as will be considered by our stockholders at a special meeting. With respect to benefits to our executive officers that are triggered by stockholder approval of or the closing of, the sale of all or substantially all of our assets, we have not made any determination as to whether the proposed asset sale to Unisys, either individually or collectively with the sale of our Switchboard stock, would constitute a sale of substantially all of our assets for this purpose.

Name and Principal Position	Severance Payments(1)	Transaction Payments(2)	Loan Forgiveness(3)	Certain Other Benefits
William P. Ferry, Chairman, Chief Executive Officer and President	$2,691,000	—	$1,102,784	Continued employee benefits for 24 months; pro rate portion of targeted bonus for year of termination of employment

Anthony J. Bellantuoni, Senior Vice President, Human Resources	$280,000	$414,000	$88,172	Continued employee benefits for 12 months; pro rata portion of targeted bonus for year of termination of employment

Scott E. Kitlinski, Vice President and Chief Information Officer	—	$100,000	—	Pro rata portion of targeted bonus for year of termination of employment

Scott G. Silk, Senior Vice President and General Manager, Services	$360,000	$414,000	$45,267	Continued employee benefits for 12 months; pro rata portion of targeted bonus for year of termination of employment

Richard M. Spaulding, Senior Vice President, Chief Financial Officer, Treasurer and Clerk	$325,000	$414,000	$105,442	Continued employee benefits for 12 months; pro rata portion of targeted bonus for year of

(1)	Payable upon termination of employment in connection with or following: the earliest to occur of a sale of all or substantially all of our assets or stockholder approval of our liquidation or dissolution. In the case of Mr. Ferry, payable upon our first liquidating distribution to stockholders. Amounts based on 2003 salary and targeted bonus.

(2)	Payable upon payment of, and based on the amount of, liquidating distributions to our stockholders. The amounts in this table assume aggregate liquidating distributions to stockholders of $4.15 per share.
(3)	Loan forgiveness occurs upon the earliest of a sale of all or substantially all of our assets or stockholder approval of our liquidation or dissolution. In the case of Mr. Ferry, loan forgiveness occurs upon the earliest of stockholder approval of a sale of all or substantially all of our assets or stockholder approval of our liquidation or dissolution. Forgiveness values have been grossed-up to satisfy applicable income taxes on such debt forgiveness in accordance with the terms of the agreements with our executives.

The following table sets forth information concerning the stock options held by each of our executive officers that will accelerate in connection with the proposed asset sale to Unisys, proposed sale of our Switchboard stock in accordance with the Switchboard merger and the proposed liquidation, each matter being considered at a special meeting.

Name	Number of Shares Underlying Unvested “In-the- Money” Options(1)	Option Exercise Price
Anthony J. Bellantuoni	20,000 30,000	$ $	3.60 1.97
Scott E. Kitlinski	20,000 30,000	$ $	3.60 1.97
Scott G. Silk	25,000 26,666 40,000	$ $ $	3.08 3.60 1.97
Richard M. Spaulding	26,666 60,000	$ $	3.60 1.97

(1)	The number of shares is based on the unvested “in-the-money” options as of December 31, 2003 that would fully accelerate upon the earliest of the sale of all or substantially all of our assets, our first liquidating distribution or our dissolution. In the case of Mr. Ferry, options will fully accelerate upon the earlier of our first liquidating distribution or our dissolution. For purposes of this table, an option is considered “in-the-money” if it has an exercise price of less than $3.86 per share.

The following table sets forth information concerning the aggregate number of ePresence stock options and warrants held by each of our executive officers and directors as of December 31, 2003.

Name	Total Shares of Common Stock Issuable upon Exercise of Outstanding Options and Warrants
William P. Ferry	1,650,000
Anthony J. Bellantuoni	160,000
John F. Burton	190,000
Scott E. Kitlinski	113,000
Albert A. Notini	108,000
John J. Rando	108,000
Fontaine K. Richardson	90,000
Scott Q. Silk	345,000
Richard M. Spaulding	237,079
Robert M. Wadsworth and HarbourVest (1)	1,412,800

(1)	Consists of options to purchase 97,000 shares held by Mr. Wadsworth and warrants to purchase 1,315,800 shares held by HarbourVest Venture Partners V—Direct Fund L.P., an affiliate of Mr. Wadsworth.

Two of our directors participate in our Deferred Compensation Plan. Upon the earlier of our dissolution or termination of service as a director, the director will be entitled to receive a cash payment from us in respect of the fees that were deferred pursuant to the Deferred Compensation Plan.

In connection with the Plan of Liquidation, we intend to continue to indemnify our directors and officers and purchase a director and officer liability six-year “tail” insurance policy for the benefit of our current and former directors and officers.

Our directors and executive officers and an affiliate of one director, holding in the aggregate 3,452,784 shares, or approximately 15.1% of the outstanding common stock, of ePresence, have entered into voting agreements with Unisys agreeing to vote their shares in favor of the sale of the services business to Unisys.

Scott Silk, our Senior Vice President, worked for Unisys for 15 years, from 1980 until 1995, his last position at Unisys being assistant to the Chairman and Chief Executive Officer of Unisys.

Current ePresence Ownership and Interests in Switchboard

We currently own 9,802,421 shares of, or an approximate 51% interest in, Switchboard’s outstanding common stock. On March 26, 2004, we announced that Switchboard agreed to be acquired by InfoSpace, subject to stockholder approval.

Switchboard was initially a division of ePresence. In 1996, we transferred our Switchboard business to a newly formed wholly owned subsidiary, Switchboard Incorporated. In March 2000, Switchboard consummated an initial public offering, after which we owned approximately 41% of the outstanding Switchboard common stock. From Switchboard’s inception until January 2001, we consolidated Switchboard’s financial results with our financial results. In January 2001, a voting rights agreement giving us the right to control the Switchboard board of directors was terminated. As a result, we ceased consolidating Switchboard’s financial results. In October 2001, as a result of a stock repurchase from Viacom by Switchboard, we became an approximately 54% owner of Switchboard and again began consolidating our financial results. We anticipate that we will cease to consolidate financial results at such time as we own less than a majority of the outstanding Switchboard common stock.

We are currently a party to three registration rights agreements with Switchboard that give us the right in certain circumstances to require Switchboard to register our shares of Switchboard common stock under the Securities Act of 1933, as amended, or the Securities Act. If Switchboard proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders exercising registration rights, we are generally entitled to notice of and to include shares of common stock in the registration.

We are also a party to a sublease and a services agreement with Switchboard. Under the services agreement, we provide Switchboard with telephone service and support for an amount of $75,000 per year. This services agreement expired on February 28, 2003. In March 2003, we entered into a new services agreement with Switchboard to provide telephone service and support only from March 2003 through December 2003 for $62,500. Since January 2001, we have sublet the facilities in Westboro, Massachusetts to Switchboard. Under the sublease, Switchboard paid approximately $475,000 and $488,000 to us during 2002 and 2001, respectively. Previous to this sublease agreement, Switchboard paid us rent in an amount that was approximately equal to its pro rata share of our rent and occupancy costs. Switchboard’s share of our rent and occupancy costs was $51,000 and $288,000 in 2001 and 2000, respectively. The prior sublease expired on December 31, 2003 and the annual rent for 2003 was $227,000. The current sublease commenced January 1, 2004 and expires September 30, 2005 for a fixed monthly rent of $17,463 or $366,723 for the current sublease term of 21 months.

Certain Switchboard employees, including Dean Polnerow, the President and Chief Executive Officer of Switchboard, were formally employees of ePresence.

Interests of ePresence Executive Officers and Directors in Switchboard

As of December 31, 2003, our current executive officers and directors held, directly or indirectly, an aggregate of 49,750 shares of Switchboard common stock and options to purchase an aggregate of 481,125 shares of Switchboard common stock. The table below sets forth information concerning Switchboard common stock and options held by each of our executive officers and directors, as of December 31, 2003.

	Options
Name	Shares	Shares		Exercise Price
William P. Ferry	25,000	40,000 60,000 10,000 10,000 40,000 10,000 30,000	*	$8.50 9.00 2.63 4.08 4.45 6.15 7.00
Anthony J. Bellantuoni	0	0		—
John F. Burton	0	0		—
Scott E. Kitlinski	1,000	0		—
Albert A. Notini	0	0		—
John J. Rando	0	0		—
Fontaine K. Richardson	0	0		—
Scott G. Silk	10,000	0		—
Richard M. Spaulding	13,750	1,250 40,000 10,000 10,000 40,000 10,000 30,000	* *	1.00 8.50 2.63 4.08 4.45 6.15 7.00
Robert M. Wadsworth	0	40,000 10,000 10,000 40,000 10,000 30,000	* *	8.50 2.63 4.08 4.45 6.15 7.00

*	30,000 shares subject to Switchboard’s right to repurchase at the exercise price.

The sale or distribution of our Switchboard shares could increase or decrease the trading price of the Switchboard common stock, which would affect the value of the Switchboard shares and options listed above.

Additionally, Mr. Ferry, our President, Chief Executive Officer and Chairman, is Chairman and a director of Switchboard. Mr. Spaulding, our Senior Vice President and Chief Financial Officer, Treasurer and Clerk, and Mr. Wadsworth, a director of ePresence, are directors of Switchboard.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is certain information concerning any amounts billed or expected to be billed by Ernst & Young to the Company during 2003:

Audit Fees

Fees for audit services totaled approximately $428,000 in 2003 and approximately $453,000 in 2002, including fees associated with the Company’s and Switchboard’s annual audit, the reviews of the Company’s and Switchboard’s quarterly reports on Form 10-Q, and assistance with the filing of the Company’s and Switchboard’s registration statements proxy. The Company received pre-approval from the audit committee for all audit services and fees.

Audit-Related Fees

Fees for audit-related services totaled approximately $10,000 in 2003 and approximately $10,000 in 2002. Audit-related services principally include employee benefit plan audits. The Company received pre-approval from the audit committee for all audit services, fees and related services.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $125,000 in 2003 and $94,700 in 2002. The Company received pre-approval from the audit committee for all audit services, fees, related services and tax services.

All Other Fees

The Company did not incur any other fees than those indicated above for 2003 or 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2002.

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

•	Notes to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts.

•	Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Listing of Exhibits:

•	The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are being incorporated by reference herein and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

(b)	On October 23, 2003 the Company filed form 8-K and reported under Item 5 regarding the Announcement Agreement to Sell Its Services Business and Plan of Liquidation. No other reports on Form 8-K were filed during the quarter ended December 31, 2003.

SCHEDULE II

ePRESENCE, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at end of Period
Year ended December 31, 2003
Reserve for sales and doubtful account allowance	$1,330	$33	$728	$635
Year ended December 31, 2002
Reserve for sales and doubtful account allowance	$1,973	$716	$1,359	$1,330
Year ended December 31, 2001
Reserve for sales and doubtful account allowance	$1,278	$2,482	$1,787	$1,973

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004	EPRESENCE, INC.

/s/ RICHARD M. SPAULDING
	By:	Richard M. Spaulding
Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM P. FERRY William P. Ferry	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ RICHARD M. SPAULDING Richard M. Spaulding	Senior Vice President, Chief Financial Officer, Treasurer and Clerk (Principal Financial and Principal Accounting Officer)	March 28, 2003

/s/ JOHN F. BURTON John F. Burton	Director	March 28, 2003

/s/ ALBERT A. NOTINI Albert A. Notini	Director	March 28, 2003

/s/ JOHN J. RANDO John J. Rando	Director	March 28, 2003

/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director	March 28, 2003

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director	March 28, 2003

EXHIBIT INDEX

Number	Title of Document
2.1(3)	Stock Purchase Agreement by and among the Registrant Strategic Network Designs, Inc. and the Stockholders of Strategic Network Designs, Inc., dated May 11, 2000.

2.2A(18)	Amendment to Stock Purchase Agreement among the Registrant, David R. Rovner and Ranjan Sinja, individually and as the Stockholders’ Representative of the stockholders of ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.).

2.3(27)	Asset Purchase Agreement dated October 22, 2003 between ePresence, Inc. and Unisys Corporation.

2.4	(reserved)

2.5(27)	Plan of Complete Liquidation and Dissolution of ePresence, Inc.

2.6	(reserved)

3.1(2)	Second Amended and Restated Articles of Organization of the Registrant.

3.2(16)	Articles of Amendment to Second Amended and Restated Articles of Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.

3.3(1)	Amended and Restated By-Laws of the Registrant.

3.3A(14)	Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

10.1	(reserved)

10.2	(reserved)

10.3+(15)	1992 Stock Incentive Plan, as amended.

10.3A+(10)	Form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3B+(10)	Form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3C+(18)	Revised form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3D+(18)	Revised form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3E+(23)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3F+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3G+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.4+(15)	1992 Director Stock Option Plan, as amended.

10.4A+(26)	Amendment No. 6 to the 1992 Director Stock Option Plan

10.5+(17)	Deferred Compensation Plan of the Registrant.

10.6+(4)	Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry.

10.6A+(5)	Amendment No. 1 dated as of June 17, 1997 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+(9)	Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

10.6C+(14)	Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and William P. Ferry.

10.6D+(18)	Amendment No. 4 dated as of November 16, 2000 to Employment Agreement between the Registrant and William P. Ferry.

Number	Title of Document
10.6E+(22)	Amendment No. 5 to Employment Agreement between the Registrant and William P. Ferry dated October 15, 2001.

10.7(1)	Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7A(9)	Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7B(18)	Amendment to Lease Agreement dated July 22, 1994 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7C(18)	Amendment to Lease Agreement dated September 19, 1995 between the Registrant and Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

10.8	(reserved)

10.9(6)	Form of Warrant issued by the Registrant to Foothill Capital Corporation.

10.10(7)	Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1998 between the Registrant and HarbourVest Partners V-Direct Fund L.P.

10.11(16)	Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series B Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.12(16)	Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series C Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.13+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Richard M. Spaulding.

10.13A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.14+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.14A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.15+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.

10.16+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.

10.17+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.18*(11)	Alliance Agreement dated January 8, 1999 between the Registrant and Microsoft Corporation.

10.19(11)	Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.

10.20(11)	Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

10.21+(11)	Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.

10.21A+(21)	Amendment No. 1 to Employment Letter between the Registrant and Scott G. Silk dated July 26, 2001.

10.22+(11)	Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to William P. Ferry.

10.23+(11)	Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to Anthony J. Bellantuoni.

10.24(12)	Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard Incorporated, the Registrant and CBS Corporation, as amended.

Number	Title of Document

10.24A(13)	Amendment No. 2 to Common Stock and Warrant Purchase Agreement by and among Switchboard Incorporated, the Registrant and CBS Corporation, effective as of July 1, 1999.

10.25*(12)	Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on June 30, 1999.

10.26*(12)	Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.27(12)	License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard Incorporated.

10.28(12)	Warrant Purchase Agreement dated as of June 1, 1999 by and between the Registrant and CBS Corporation.

10.29(12)	Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30, 1999.

10.30+(14)	Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to William P. Ferry.

10.31+(14)	Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to William P. Ferry.

10.32+(14)	Executive Officer Restricted Stock Agreement dated October 8, 1999 between the Registrant and Scott G. Silk.

10.33+(16)	Pledge Agreement between the Registrant and Richard M. Spaulding, dated May 5, 2000.

10.34+(16)	Pledge Agreement between the Registrant and Anthony J. Bellantuoni, dated May 5, 2000.

10.35	(reserved)

10.36	(reserved)

10.37	(reserved)

10.38+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.39+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.40+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Richard M. Spaulding, dated December 1, 2000.

10.41+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Anthony J. Bellantuoni, dated December 1, 2000.

10.42+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Scott G. Silk, dated December 1, 2000.

10.43+(18)	Pledge Agreement between the Registrant and Scott Silk, dated October 8, 2000.

10.43A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Scott G. Silk dated July 26, 2001.

10.44+(18)	Pledge Agreement between the Registrant and Richard Spaulding, dated October 16, 2000.

10.44A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.45+(18)	Pledge Agreement between the Registrant and Anthony Bellantuoni, dated October 16, 2000.

10.45A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.46(18)	Termination of Stockholders’ Voting Agreement by and among the Registrant, Switchboard Incorporated and Viacom Inc. (formerly CBS Corporation), dated January 1, 2001.

10.47+(18)	Non-Qualified Stock Option Agreement between the Registrant and William P. Ferry, dated January 25, 2001.

10.48+	(reserved)

10.49+(20)	2001 Stock Incentive Plan, as amended.

Number	Title of Document

10.49A+(24)	Amendment No. 1 to the 2001 Stock Incentive Plan

10.49B+(26)	Amendment No. 2 to the 2001 Stock Incentive Plan

10.50+(20)	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.51+(20)	Form of Non-Statutory Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.52+(21)	Secured Promissory Note issued to the Registrant by Richard M. Spaulding, dated July 26, 2001.

10.53+(21)	Secured Promissory Note issued to the Registrant by Anthony J. Bellantuoni, dated July 26, 2001.

10.54+(21)	Secured Promissory Note issued to the Registrant by Scott G. Silk, dated July 26, 2001.

10.55+(22)	Letter of Employment dated as of August 11, 1999 between the Registrant and Rodney P. Jackson.

10.56+(22)	Restricted Stock Agreement between the Registrant and Rodney P. Jackson dated October 19, 2000.

10.57+(22)	Non-Statutory Stock Option Agreement dated January 25, 2001 granted by the Registrant to Rodney P. Jackson.

10.58+(22)	Non-Statutory Stock Option Agreement dated July 26, 2001 granted by the Registrant to Scott G. Silk.

10.59+(22)	Promissory Note issued to the Registrant by William P. Ferry dated July 26, 2001.

10.60+(22)	Secured Promissory Note issued to the Registrant by Scott G. Silk dated October 8, 2001.

10.61+(22)	Pledge Agreement between the Registrant and Scott G. Silk dated October 8, 2001.

10.62+(22)	Non-Qualified Stock Option Agreement dated October 15, 2001 granted by the Registrant to William P. Ferry.

10.63+(25)	Letter of Employment dated as of February 14, 2003 between the Registrant and Scott E. Kitlinski.

10.64(25)	Loan and Security Agreement dated as of November 7, 2002 between the Registrant and Silicon Valley Bank.

10.65(25)	Unconditional Guaranty dated as of November 7, 2002 by ePresence Securities Corporation for the benefit of Silicon Valley Bank.

10.66+(25)	Non-Qualified Stock Option Agreement dated February 7, 2003 granted by the Registrant to William P. Ferry.

10.67+(25)	2000 Non-Executive Stock Incentive Plan.

10.67A+(25)	Amendment No. 1 to the 2000 Non-Executive Stock Incentive Plan.

10.68+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and William P. Ferry.

10.69+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Richard M. Spaulding.

10.70+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Scott G. Silk.

10.71+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Scott E. Kitlinski.

10.72+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Anthony J. Bellantuoni.

10.73+(28)	Amendment to the Employment Agreement between the Registrant and William P. Ferry dated October 22, 2003.

10.74+(28)	Amendment to Key Employee Retention Agreement between the Registrant and Scott E. Kitlinski dated October 23, 2003.

10.75	Termination and Settlement Agreement dated October 20, 2003 between the Registrant and Microsoft Corporation.

10.76(29)	Amended and restated Directory and Local Advertising Platform Services Agreement by and between Switchboard Incorporated and America Online, Inc., dated March 15, 2004.

Number	Title of Document

14.1	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-1 (File No. 33-49194).
(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-8 (File No. 33-54140).
(3)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 25, 2000.
(4)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-20364).
(5)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 000-20364).
(6)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-20364).
(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated March 5, 1998 (File No. 000-20364).
(8)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-20364).
(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-20364).
(10)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-70553).
(11)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(12)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
(13)	Incorporated herein by reference to Exhibit 10.4A to Switchboard Incorporated’s Registration Statement on Form S-1 (File No. 333-90013), filed on October 29, 1999, as amended.
(14)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 30, 2000.
(15)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
(16)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(17)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed June 22, 2000 (File No. 333-39860).
(18)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed May 11, 2001 (File No. 333-60764).
(20)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(21)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
(22)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(23)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
(24)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
(25)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(26)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
(27)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated October 23, 2003.
(28)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(29)	Incorporated herein by reference to the exhibits to Switchboard Incorporated’s Current Report on Form 8-K/A (File No. 000-28871) dated March 15, 2004.

