Form 10-K/A
period 2003-12-31
EPRESENCE INC
filed 2004-05-04
CIK 888711

UNITED STATES

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of ePresence, Inc. (the “Company”) for the year ended December 31, 2003 originally filed with the Securities and Exchange Commission on March 30, 2004 (the “Original Form 10-K”) is to amend and restate in their entirety Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data in connection with the comments received from the Securities and Exchange Commission on April 30, 2004 related to the preliminary proxy materials filed by the Company on April 13, 2004. Item 10 Directors and Executive Officers of the Registrant is being filed to correct a scrivener’s error in the Registrant’s Code of Business Conduct and Ethics.

This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect the Company’s future performance) in any way, except as required to reflect the effects of the changes discussed.

ePresence, Inc.

Index to Annual Report on

Form 10-K/A filed with the

Securities and Exchange Commission

Year Ended December 31, 2003

Items in Form 10-K

		Page No.
	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8.	Financial Statements and Supplementary Data	28
Item 10.	Directors and Executive Officers of the Registrant

	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	65
	Signatures	67

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that are subject to a number of risks and uncertainties, including, without limitation, information with respect to our plans and strategy for our business, statements relating to the sufficiency of cash and cash equivalent balances, anticipated expenditures, the anticipated effects of our cost reduction measures including the discontinuation of our operations in Europe and Australia, and our sales and marketing and product development efforts. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undo reliance on our forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “will”, “believe”, “anticipate”, “plan”, “expect” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the factors set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” which is in Part II of this Annual Report on Form 10-K/A. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. We do not assume any obligation to update any of the forward-looking statements we make.

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

Switchboard Results of Operations

The following table presents Switchboard’s consolidated statement of operations information, as well as Switchboard’s consolidated statement of operations information stated as a percentage of total net Switchboard revenue:

							Change
	2003		2002		2001		2002 to 2003		2001 to 2002
	Amount	As a % of net revenue	Amount	As a % of net revenue	Amount	As a % of net revenue	Amount	%	Amount	%
Net Switchboard revenue:
Merchant network	$13,428	88.4%	$10,327	87.9%	$6,209	66.9%	$3,101	30.0%	$4,118	66.3%
National banner and site sponsorship	1,764	11.6%	1,420	12.1%	3,069	33.1%	344	24.2%	(1,649)	(53.7)%

Total net Switchboard revenue	15,192	100.0%	11,747	100.0%	9,278	100.0%	3,445	29.3%	2,469	26.6%
Cost of revenue	2,925	19.3%	3,744	31.9%	3,518	37.9%	(819)	(21.9)%	226	6.4%

Gross profit	12,267	80.7%	8,003	68.1%	5,760	62.1%	4,264	53.3%	2,243	38.9%
Sales and marketing	3,264	21.5%	4,683	39.9%	24,606	265.2%	(1,419)	(30.3)%	(19,923)	(81.0)%
Research and development	4,263	28.1%	5,446	46.4%	6,702	72.2%	(1,183)	(21.7)%	(1,256)	(18.7)%
General and administrative	3,335	22.0%	4,057	34.5%	4,181	45.1%	(722)	(17.8)%	(124)	(3.0)%
Amortization of goodwill, Intangibles and other Assets	—	—	—	—	719	7.7%	—	—	(719)	(100.0)%
Loss on Viacom transaction	—	—	—	—	22,203	239.3%	—	—	(22,203)	(100.0)%
Special charges (credits)	(35)	(0.2)%	(262)	(2.2)%	17,324	186.7%	227	(86.6)%	(17,586)	(101.5)%

Total Operating expenses	10,827	71.3%	13,924	118.5%	75,735	816.3%	(3,097)	(22.2)%	(61,811)	(81.6)%

Switchboard Operating (loss) income	1,440	9.5%	(5,921)	(50.4)%	(69,975)	(754.2)%	7,361	124.3%	64,054	91.5%
Other income, net	676	4.4%	1,962	16.7%	3,221	34.7%	(1,286)	(65.5)%	(1,259)	(39.1)%

(Loss) income before income taxes	2,116	13.9%	(3,959)	(33.7)%	(66,754)	(719.5)%	6,075	153.4%	62,795	(94.1)%
Provision for income Taxes	42	0.3%	—	—	—	—	42	n/a	—	—

Switchboard net income (loss)	$2,074	13.7%	$(3,959)	(33.7)%	$(66,754)	(719.5)%	$6,033	152.4%	$62,795	(94.1)%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

SERVICES:

We consider certain accounting policies related to revenue recognition, accounts receivable, impairment of long-lived assets, valuation of deferred tax assets and accounting for stock based compensation to be critical policies due to the estimation processes involved in each.

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

Services Accounting For Stock Based Compensation

We account for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and elect the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation” and provide the enhanced disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had we chosen to voluntarily change to a fair value based method of accounting for stock-based employee compensation, we would have recorded additional expense in our services results of operations of $3.1 million in 2003, $5.8 million in 2002 and $7.0 million in 2001.

The Financial Accounting Standards Board is currently considering a proposal that would require companies to change to a fair value based method of accounting for stock-based employee compensation. If the FASB requires such a change in accounting for stock-based employee compensation, we may be required to record the expense associated with the fair value of stock-based employee compensation in our results of operations in future periods.

We are required in the preparation of the disclosures required under SFAS 148 to make estimates when ascribing a value to stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock and an estimate of the future volatility in the market value of our common stock over that period in which the option grants are outstanding. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value we ascribe to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. Further, the rules governing accounting for option grants continue to evolve. Should we be required in future periods to include amortization of stock options, such amortization would have a material adverse effect on our results of operations.

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

Switchboard Accounting For Stock Based Compensation

Switchboard accounts for stock-based compensation for employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and elects the disclosure-only alternative under SFAS No. 123, “Accounting for Stock-Based Compensation” and provides the enhanced disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Had Switchboard chosen to voluntarily change to a fair value based method of accounting for stock-based employee compensation, Switchboard would have recorded additional expense in its results of operations of $1.3 million in 2003, $1.1 million in 2002 and $5.5 million in 2001.

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each of the Company’s option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001 as follows:

	2003	2002	2001
Risk-free interest rates	2.9%	4.3%	5.0%
Expected dividend yield	0%	0%	0%
Expected life	5 years	5 years	5 years
Expected volatility	55%	101%	80%
Weighted average fair value of options granted	$1.11	$2.49	$2.69
Weighted average remaining contractual life of options outstanding	6.52 years	7.25 years	7.97 years

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Historical	Pro forma adjustments(8)				Pro forma
	December 31, 2003	Switchboard (1)	Sale to Unisys(2)	Other Adjustments		December 31, 2003

	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,446	$(47,265)	$11,500	$—		$40,681
Restricted cash equivalents	36	(36)	—	—		—
Marketable Securities	13,510	(6,591)	—	—		6,919
Accounts receivable, net	3,804	(1,503)	(2,301)	—		—
Prepaid expenses and other current assets	1,981	(863)	(507)	(516	)(3)	95
Investment in Switchboard (6)	—	12,966	—	61,694		74,660

Total current assets	95,777	(43,292)	8,692	61,178		122,355

Property and equipment, net	1,663	(794)	(164)	(705	)(3)	—
Non-current investments	1,960	(1,960)	—	—		—
Other assets	1,379	(511)	—	(518	)(3)	350

Total assets	$100,779	$(46,557)	$8,528	$59,955		$122,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,770	$(1,398)	$(147)	$—		$225
Accrued expenses	6,261	(1,180)	2,500	(7,581	)(4)	—
Other current liabilities	421	—	—	(421	)(4)	—
Reserve for estimated costs during liquidation	—	—	—	25,534	(5)	25,534
Deferred revenue	1,395	(603)	(792)	—		—

Total current liabilities	9,847	(3,181)	1,561	17,532		25,759

MINORITY INTEREST	27,540	(27,540)	—	—		—
STOCKHOLDERS’ EQUITY:
Common stock	265	(98)	—	(167	)(7)	—
Additional paid-in capital	173,608	(85,025)	—	(88,583	)(7)	—
Unearned Compensation	(32)	32	—	—		—
Accumulated deficit	(74,515)	56,340	6,967	34,970	(7)	—
Accumulated other comprehensive income	45	(51)	—	6	(7)	—
Treasury Stock	(35,979)	—	—	35,979	(7)	—

Total stockholders’ equity	63,392	(28,802)	6,967	(17,795)		$—

Total liabilities and stockholders’ equity	$100,779	$(59,523)	$8,528	$(263)		$25,759

Net assets available to common stockholders						$96,946

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Pro Forma Consolidated Statement of Net Assets Available in Liquidation

(1)	These pro forma adjustments de-consolidate Switchboard, as Switchboard is being sold to InfoSpace, Inc.

(2)	These adjustments reflect the sale of the services business to Unisys for the estimated purchase price of $11.5 million, including a working capital adjustment equal to 90% of accounts receivable and work-in-process, less deferred revenue, supplier payables and a potential adjustment for timing of the close of sale.

(3)	Estimated proceeds from the return of security deposits and the sale and disposition of long-lived assets.

(4)	Adjustment to consolidate liquidation reserves and accruals.

(5)	Total reserves for estimated costs during liquidation include the settlement of accrued liabilities, including real estate lease obligations, employee compensation costs and a reserve for unknown contingencies totalling $12.7 million. Also includes estimated operating costs associated with the liquidation of the Company as follows:

(i)	Ongoing operating costs, including estimated costs related to dissolution transaction, payroll costs and other operating costs such as rent, legal fees, accounting fees, taxes, insurance and other operating costs through December 31, 2006 totalling $4.1 million,

(ii)	employee severance and related costs of $6.6 million, certain of which are based upon the amounts distributed to our stockholders and

(iii)	other costs, including cost of the director and officer six-year tail insurance policy, certain foreign entity dissolution costs and benefits plans termination costs of $1.1 million.

(6)	Value expected to be distributed to stockholders with respect to the sale of Switchboard shares to Infospace for $7.75 per Switchboard share net of estimated tax liability.

(7)	In accordance with a liquidation basis of accounting, the consolidated statement of net assets available in liquidation would not include a stockholders’ equity section.

(8)	The pro forma adjustments do not include any estimates for pending or threatened litigation or claims.

NOTE 4.    MARKETABLE SECURITIES

Marketable securities consisted of the following at December 31, 2003 and 2002:

	2003		2002
Security Type	Aggregate Fair Value	Amortized Cost	Aggregate Fair Value	Amortized Cost
	(in thousands)
Maturing within one year:
Common Stock
U.S. Treasury Notes	$7,577	$7,537	$5,138	$5,066
Commercial Paper/Agencies	5,420	5,433	9,848	9,780
U.S. Corporate Debt Securities	513	506	1,547	1,540

	$13,510	$13,476	$16,533	$16,386

Maturing after one year through five years:
Commercial Paper/Agencies	$—	$—	$7,775	$7,579
U.S. Treasury Notes	—	—	2,037	2,017
U.S. Corporate Debt Securities	560	555	2,590	2,547
Municipal Obligations	1,400	1,400	1,500	1,500

	$1,960	$1,955	$13,902	$13,643

Totals	$15,470	$15,431	$30,435	$30,029

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
	(in thousands)
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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ePRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:
•
•	Report of Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2003 and 2002.

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

•	Notes to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedules:

•	Schedule II—Valuation and Qualifying Accounts.

•	Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Listing of Exhibits:

•	The Exhibits filed as part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are being incorporated by reference herein and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed with the Securities and Exchange Commission.

(b)	On October 23, 2003 the Company filed form 8-K and reported under Item 5 regarding the Announcement Agreement to Sell Its Services Business and Plan of Liquidation. No other reports on Form 8-K were filed during the quarter ended December 31, 2003.

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

Dated: May 4, 2004	EPRESENCE, INC.

	By:	/s/ RICHARD M. SPAULDING
Richard M. Spaulding
Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Number	Title of Document
2.1(3)	Stock Purchase Agreement by and among the Registrant Strategic Network Designs, Inc. and the Stockholders of Strategic Network Designs, Inc., dated May 11, 2000.

2.2A(18)	Amendment to Stock Purchase Agreement among the Registrant, David R. Rovner and Ranjan Sinja, individually and as the Stockholders’ Representative of the stockholders of ePresence CRM, Inc. (formerly Strategic Network Designs, Inc.).

2.3(27)	Asset Purchase Agreement dated October 22, 2003 between ePresence, Inc. and Unisys Corporation.

2.4	(reserved)

2.5(27)	Plan of Complete Liquidation and Dissolution of ePresence, Inc.

2.6	(reserved)

3.1(2)	Second Amended and Restated Articles of Organization of the Registrant.

3.2(16)	Articles of Amendment to Second Amended and Restated Articles of Organization, as filed with the Secretary of the Commonwealth of Massachusetts on May 9, 2000.

3.3(1)	Amended and Restated By-Laws of the Registrant.

3.3A(14)	Amendment No. 1 to Amended and Restated By-Laws of the Registrant.

10.1	(reserved)

10.2	(reserved)

10.3+(15)	1992 Stock Incentive Plan, as amended.

10.3A+(10)	Form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3B+(10)	Form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3C+(18)	Revised form of Incentive Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3D+(18)	Revised form of Non-Qualified Stock Option for grant under the 1992 Stock Incentive Plan, as amended.

10.3E+(23)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3F+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.3G+(24)	Form of Director Non-Statutory Stock Option Agreement, under the 1992 Stock Incentive Plan, as amended.

10.4+(15)	1992 Director Stock Option Plan, as amended.

10.4A+(26)	Amendment No. 6 to the 1992 Director Stock Option Plan

10.5+(17)	Deferred Compensation Plan of the Registrant.

10.6+(4)	Employment Agreement dated February 4, 1997 between the Registrant and William P. Ferry.

10.6A+(5)	Amendment No. 1 dated as of June 17, 1997 to Employment Agreement between the Registrant and William P. Ferry.

10.6B+(9)	Amendment No. 2 dated as of October 16, 1998 to Employment Agreement between the Registrant and William P. Ferry.

Number	Title of Document

10.6C+(14)	Amendment No. 3 dated as of December 8, 1999 to Employment Agreement between the Registrant and William P. Ferry.

10.6D+(18)	Amendment No. 4 dated as of November 16, 2000 to Employment Agreement between the Registrant and William P. Ferry.

10.6E+(22)	Amendment No. 5 to Employment Agreement between the Registrant and William P. Ferry dated October 15, 2001.

10.7(1)	Lease Agreement dated April 21, 1989, as amended to date, between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7A(9)	Amendment to Lease Agreement dated April 21, 1993 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7B(18)	Amendment to Lease Agreement dated July 22, 1994 between the Registrant and CB Westboro C Limited Partnership, a Texas Limited Partnership.

10.7C(18)	Amendment to Lease Agreement dated September 19, 1995 between the Registrant and Commonwealth Westboro Limited Partnership, a Massachusetts Limited Partnership (as successor in interest to CB Westboro C Limited Partnership, a Texas Limited Partnership).

10.8	(reserved)

10.9(6)	Form of Warrant issued by the Registrant to Foothill Capital Corporation.

10.10(7)	Preferred Stock and Warrant Purchase Agreement dated as of March 5, 1998 between the Registrant and HarbourVest Partners V-Direct Fund L.P.

10.11(16)	Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series B Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.12(16)	Common Stock Purchase Warrant issued to HarbourVest Venture Partners V-Direct Fund L.P. on June 30, 2000, replacing the Series C Convertible Preferred Stock Purchase Warrant, dated as of March 5, 1998.

10.13+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Richard M. Spaulding.

10.13A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.14+(9)	Executive Retention Agreement dated as of October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.14A+(21)	Amendment No. 1 to Executive Retention Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.15+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and William P. Ferry.

10.16+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Richard M. Spaulding.

10.17+(9)	Executive Officer Restricted Stock Agreement dated October 16, 1998 between the Registrant and Anthony J. Bellantuoni.

10.18*(11)	Alliance Agreement dated January 8, 1999 between the Registrant and Microsoft Corporation.

10.19(11)	Warrant Purchase Agreement January 8, 1999 between the Registrant and Microsoft.

10.20(11)	Common Stock Purchase Warrant issued by the Registrant to Microsoft on January 8, 1999.

Number	Title of Document

10.21+(11)	Employment Letter dated as of January 15, 1999 between the Registrant and Scott G. Silk.

10.21A+(21)	Amendment No. 1 to Employment Letter between the Registrant and Scott G. Silk dated July 26, 2001.

10.22+(11)	Non-Qualified Stock Option Agreement dated February 4, 1997 granted by the Registrant to William P. Ferry.

10.23+(11)	Non-Qualified Stock Option Agreement dated June 11, 1997 granted by the Registrant to Anthony J. Bellantuoni.

10.24(12)	Common Stock and Warrant Purchase Agreement dated as of June 1, 1999 by and among Switchboard Incorporated, the Registrant and CBS Corporation, as amended.

10.24A(13)	Amendment No. 2 to Common Stock and Warrant Purchase Agreement by and among Switchboard Incorporated, the Registrant and CBS Corporation, effective as of July 1, 1999.

10.25*(12)	Common Stock Purchase Warrant issued by Switchboard Incorporated to CBS Corporation on June 30, 1999.

10.26*(12)	Advertising and Promotion Agreement dated as of June 30, 1999 by and among CBS Corporation, the Registrant and Switchboard Incorporated.

10.27(12)	License Agreement dated as of June 30, 1999 by and between CBS Corporation and Switchboard Incorporated.

10.28(12)	Warrant Purchase Agreement dated as of June 1, 1999 by and between the Registrant and CBS Corporation.

10.29(12)	Common Stock Purchase Warrant issued by the Registrant to CBS Corporation on June 30, 1999.

10.30+(14)	Non-Qualified Stock Option Agreement dated October 21, 1999 granted by the Registrant to William P. Ferry.

10.31+(14)	Non-Qualified Stock Option Agreement dated December 8, 1999 granted by the Registrant to William P. Ferry.

10.32+(14)	Executive Officer Restricted Stock Agreement dated October 8, 1999 between the Registrant and Scott G. Silk.

10.33+(16)	Pledge Agreement between the Registrant and Richard M. Spaulding, dated May 5, 2000.

10.34+(16)	Pledge Agreement between the Registrant and Anthony J. Bellantuoni, dated May 5, 2000.

10.35	(reserved)

10.36	(reserved)

10.37	(reserved)

10.38+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.39+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and William P. Ferry, dated December 21, 2000.

10.40+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Richard M. Spaulding, dated December 1, 2000.

10.41+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Anthony J. Bellantuoni, dated December 1, 2000.

Number	Title of Document

10.42+(18)	Corporate Officer Restricted Stock Agreement between the Registrant and Scott G. Silk, dated December 1, 2000.

10.43+(18)	Pledge Agreement between the Registrant and Scott Silk, dated October 8, 2000.

10.43A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Scott G. Silk dated July 26, 2001.

10.44+(18)	Pledge Agreement between the Registrant and Richard Spaulding, dated October 16, 2000.

10.44A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Richard M. Spaulding dated July 26, 2001.

10.45+(18)	Pledge Agreement between the Registrant and Anthony Bellantuoni, dated October 16, 2000.

10.45A+(21)	Amendment No. 1 to Pledge Agreement between the Registrant and Anthony J. Bellantuoni dated July 26, 2001.

10.46(18)	Termination of Stockholders’ Voting Agreement by and among the Registrant, Switchboard Incorporated and Viacom Inc. (formerly CBS Corporation), dated January 1, 2001.

10.47+(18)	Non-Qualified Stock Option Agreement between the Registrant and William P. Ferry, dated January 25, 2001.

10.48+	(reserved)

10.49+(20)	2001 Stock Incentive Plan, as amended.

10.49A+(24)	Amendment No. 1 to the 2001 Stock Incentive Plan

10.49B+(26)	Amendment No. 2 to the 2001 Stock Incentive Plan

10.50+(20)	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.51+(20)	Form of Non-Statutory Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.52+(21)	Secured Promissory Note issued to the Registrant by Richard M. Spaulding, dated July 26, 2001.

10.53+(21)	Secured Promissory Note issued to the Registrant by Anthony J. Bellantuoni, dated July 26, 2001.

10.54+(21)	Secured Promissory Note issued to the Registrant by Scott G. Silk, dated July 26, 2001.

10.55+(22)	Letter of Employment dated as of August 11, 1999 between the Registrant and Rodney P. Jackson.

10.56+(22)	Restricted Stock Agreement between the Registrant and Rodney P. Jackson dated October 19, 2000.

10.57+(22)	Non-Statutory Stock Option Agreement dated January 25, 2001 granted by the Registrant to Rodney P. Jackson.

10.58+(22)	Non-Statutory Stock Option Agreement dated July 26, 2001 granted by the Registrant to Scott G. Silk.

10.59+(22)	Promissory Note issued to the Registrant by William P. Ferry dated July 26, 2001.

10.60+(22)	Secured Promissory Note issued to the Registrant by Scott G. Silk dated October 8, 2001.

10.61+(22)	Pledge Agreement between the Registrant and Scott G. Silk dated October 8, 2001.

10.62+(22)	Non-Qualified Stock Option Agreement dated October 15, 2001 granted by the Registrant to William P. Ferry.

Number	Title of Document

10.63+(25)	Letter of Employment dated as of February 14, 2003 between the Registrant and Scott E. Kitlinski.

10.64(25)	Loan and Security Agreement dated as of November 7, 2002 between the Registrant and Silicon Valley Bank.

10.65(25)	Unconditional Guaranty dated as of November 7, 2002 by ePresence Securities Corporation for the benefit of Silicon Valley Bank.

10.66+(25)	Non-Qualified Stock Option Agreement dated February 7, 2003 granted by the Registrant to William P. Ferry.

10.67+(25)	2000 Non-Executive Stock Incentive Plan.

10.67A+(25)	Amendment No. 1 to the 2000 Non-Executive Stock Incentive Plan.

10.68+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and William P. Ferry.

10.69+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Richard M. Spaulding.

10.70+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Scott G. Silk.

10.71+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Scott E. Kitlinski.

10.72+(26)	Amendment No. 6 dated as of May 8, 2003 to the Employment Agreement between the Registrant and Anthony J. Bellantuoni.

10.73+(28)	Amendment to the Employment Agreement between the Registrant and William P. Ferry dated October 22, 2003.

10.74+(28)	Amendment to Key Employee Retention Agreement between the Registrant and Scott E. Kitlinski dated October 23, 2003.

10.75(30)	Termination and Settlement Agreement dated October 20, 2003 between the Registrant and Microsoft Corporation.

10.76(29)	Amended and restated Directory and Local Advertising Platform Services Agreement by and between Switchboard Incorporated and America Online, Inc., dated March 15, 2004.

14.1	Code of Business Conduct and Ethics

21(30)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

*	Confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-1 (File No. 33-49194).

(2)	Incorporated herein by reference to the exhibits to the Registrant’s Registration statement on Form S-8 (File No. 33-54140).

(3)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed May 25, 2000.

(4)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 000-20364).

(5)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 000-20364).

(6)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 000-20364).

(7)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated March 5, 1998 (File No. 000-20364).

(8)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-20364).

(9)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-20364).

(10)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 (File No. 333-70553).

(11)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(12)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(13)	Incorporated herein by reference to Exhibit 10.4A to Switchboard Incorporated’s Registration Statement on Form S-1 (File No. 333-90013), filed on October 29, 1999, as amended.

(14)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed March 30, 2000.

(15)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(16)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(17)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed June 22, 2000 (File No. 333-39860).

(18)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed April 2, 2001.

(19)	Incorporated herein by reference to the exhibits to the Registrant’s Registration Statement on Form S-8, filed May 11, 2001 (File No. 333-60764).

(20)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(21)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(22)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(23)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(24)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(25)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(26)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(27)	Incorporated herein by reference to the exhibits to the Registrant’s Current Report on Form 8-K dated October 23, 2003.

(28)	Incorporated herein by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(29)	Incorporated herein by reference to the exhibits to Switchboard Incorporated’s Current Report on Form 8-K/A (File No. 000-28871) dated March 15, 2004.

(30)	Incorporated herein by reference to the exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.