Form 10-Q
period 2004-03-31
EPRESENCE INC
filed 2004-05-13
CIK 888711

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission File Number 000-20364

EPRESENCE, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2798394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of Common Stock as of April 30, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	22,924,741

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EPRESENCE, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PAR VALUE AMOUNTS)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$78,554	$76,446
Restricted Cash	37	36
Marketable securities	9,976	13,510
Accounts receivable, less allowances of $596 and $635, respectively	5,051	3,804
Other current assets	2,407	1,981

Total current assets	96,025	95,777

Marketable securities	1,804	1,960
Property and equipment, net	1,417	1,663
Other assets	868	1,379

TOTAL ASSETS	$100,114	$100,779

LIABILITIES
Current liabilities:
Accounts payable	$2,366	$1,770
Accrued expenses	6,268	6,261
Other current liabilities	388	421
Deferred revenue	1,793	1,395

Total current liabilities	10,815	9,847

Minority interests in consolidated subsidiaries	27,466	27,540
Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Convertible preferred stock, $.01 par value; authorized - 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized - 100,000,000 shares; issued 26,563,605 and 26,465,836 shares, respectively	266	265
Additional paid-in capital	173,914	173,610
Unearned compensation	—	(32)
Accumulated deficit	(76,394)	(74,517)
Accumulated other comprehensive income	26	45
Treasury stock at cost; 3,677,800 shares	(35,979)	(35,979)

Total shareholders’ equity	61,833	63,392

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,114	$100,779

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Services	$3,980	$4,171
Switchboard	4,153	3,341

Total revenues	8,133	7,512

Cost of Revenues:
Services	2,887	3,250
Switchboard	708	707

Total cost of revenues	3,595	3,957

Gross profit	4,538	3,555

Operating expenses:
Sales and marketing	2,202	2,869
Product development	893	1,114
General and administrative	2,601	2,989
Transaction costs	1,127	—

Total operating expenses	6,823	6,972

Operating loss from operations	(2,285)	(3,417)

Other income/(expense):
Interest income, net	232	502
Minority interest in losses/(income) of Switchboard	173	(27)
Other, net	5	3

Total other income	410	478

Net loss before income taxes	(1,875)	(2,939)
Provision for income taxes	2	10

Net loss	$(1,877)	$(2,949)

Basic and dilute net loss per share:
Net loss	$(0.08)	$(0.13)

Basic and diluted weighted average number of common shares	22,582	22,228

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,877)	$(2,949)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	360	512
Minority interest	(173)	27
Loss on disposal of assets	—	1
Amortization of unearned compensation	32	183
Changes in operating assets and liabilities:
Accounts receivable	(1,247)	45
Other current assets	(426)	203
Other non-current assets	511	—
Accounts payable and accrued compensation and expenses	574	(792)
Deferred revenue	398	254

Net cash used in operating activities	(1,848)	(2,516)

Cash Flows from Investing Activities:
Capital expenditures	(117)	(79)
Restricted cash	—	(4)
Proceeds from marketable securities, net	3,670	6,233

Net cash provided by investing activities	3,553	6,150

Cash Flows from Financing Activities:
Payments on acquired debt	—	(275)
Proceeds from stock plan purchases, stock options and warrants	403	52

Net cash provided by/(used in) financing activities	403	(223)

Net increase in cash and cash equivalents	2,108	3,411
Cash and cash equivalents at beginning of the period	76,446	73,195

Cash and cash equivalents at end of the period	$78,554	$76,606

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$—	$23
Income taxes	$34	$42

The accompanying notes are an integral part of the consolidated financial statements.

EPRESENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

ePresence, Inc., (“the Company” or “ePresence”), has two reportable segments: services and Switchboard. The Company’s reportable segments are managed separately as they are separately traded public companies and market and distribute distinct products and services. ePresence is a consulting and systems integration company delivering Security and Identity Management (“SIM”) solutions that help companies reduce cost, enhance security, improve service and increase revenues. Identity management promotes effective management of users and access to the right information across IT environments, creating context and common infrastructure across distributed constituencies, business processes and applications. ePresence’s primary service offerings blend the elements of security and identity management, which include enterprise directory and security services, meta-directory services, access and password management services, single sign-on services, electronic provisioning services, information technology platform services, and managed operational services. The Company’s Switchboard segment is organized as a subsidiary, Switchboard Incorporated (“Switchboard”). Switchboard is a provider of web-hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and brick and mortar merchants across a full range of Internet and wireless platforms. Switchboard offers a broad range of functions, content and services, including yellow and white pages, product searching, location-based searching and interactive maps and driving directions. At March 31, 2004, the Company owned 9,802,421 shares or an approximate 51% equity interest of Switchboard’s outstanding common stock.

On October 23, 2003 the Company announced that it had signed a definitive agreement to sell the assets of its services business to Unisys Corporation (NYSE:UIS). Consideration for the sale is approximately $9,000,000 in cash. These assets include ePresence’s customer relationships and industry partnerships, and a majority of the Company’s employees are expected to become employees of Unisys. The transaction is subject to the approval of ePresence stockholders and other closing conditions, and is expected to be completed by the second quarter of 2004. The Company also announced that its Board of Directors has approved a plan of liquidation of the Company. As discussed in Note 10, on March 26, 2004, the Company announced that Switchboard agreed to be acquired by InfoSpace, Inc. (“InfoSpace”), subject to stockholder approval. ePresence has filed a definitive proxy statement dated May 10, 2004 regarding these matters and a special stockholder meeting has been scheduled for June 3, 2004.

In connection with ePresence’s plans to liquidate and dissolve, as of March 31, 2004, the Company has incurred approximately $6,500,000 related to the termination of a vendor relationship, approximately $979,000 for subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon the sale of assets to Unisys, the sale of Switchboard and the liquidation and dissolution, the Company will cease all operations and activities other than the winding-up of its affairs. The accompanying financial statements have been prepared assuming that ePresence, Inc. will continue as a going concern because liquidation is not deemed imminent as it is subject to shareholder approval. The proposed liquidation raises substantial doubt about whether the Company will continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. Should the sale of assets to Unisys, the acquisition of Switchboard by InfoSpace and the liquidation and dissolution not occur, management would seek other strategic alternatives relating to the operation and/or sale of the Company.

NOTE 2. BASIS OF PRESENTATION AND PRO FORMA CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE IN LIQUIDATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and include all adjustments, consisting only of normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The balance sheet amounts at December 31, 2003 in the accompanying financial statements were derived from ePresence’s audited 2003 financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended. Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of future financial results.

Investors should read these interim consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the ePresence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended, as filed with the Securities and Exchange Commission on March 30, 2004.

Pro Forma Consolidated Statement of Net Assets Available in Liquidation

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

The following table presents a pro forma reconciliation of a statement of net assets available for liquidation assuming the plan of liquidation is approved and the sales of the services business assets and Switchboard are consummated. The Company has estimated, as of March 31, 2004, the following potentially realizable values of its assets, estimated liabilities and estimated costs of liquidation after the Company ceases its operations, including the Company’s shares of Switchboard. There can be no assurance, however, that the plan of liquidation and the sales of the services business assets and Switchboard common stock will be approved or that the Company will incur costs or be able to settle its liabilities or dispose of its assets within the indicated ranges, or at all.

	Historical	Pro forma adjustments(8)				Pro forma
	March 31, 2004	Switchboard (1)	Sale to Unisys(2)	Other Adjustments		March 31, 2004
	(Unaudited, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,554	$(47,993)	$10,473	$—		$41,034
Restricted cash equivalents	37	(37)	—	—		—
Marketable Securities	9,976	(6,589)	—	—		3,387
Accounts receivable, net	5,051	(2,083)	(2,968)	—		—
Prepaid expenses and other current assets	2,407	(1,039)	(656)	(704	)(3)	8
Investment in Switchboard (6)	—	12,966	—	62,181		75,147

Total current assets	96,025	(44,775)	6,849	61,477		119,576

Property and equipment, net	1,417	(659)	(164)	(594	)(3)	—
Non-current investments	1,804	(1,804)	—	—		—
Other assets	868	—	—	(518	)(3)	350

Total assets	$100,114	$(47,238)	$6,685	$60,365		$119,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,366	$(1,721)	$(200)	$22	(4)	$467
Accrued expenses	6,268	(1,284)	1,473	(6,457	)(4)	—
Other current liabilities	388	—	—	(388	)(4)	—
Reserve for estimated costs during liquidation	—	—	—	23,531	(5)	23,531
Deferred revenue	1,793	(1,100)	(693)	—		—

Total current liabilities	10,815	(4,105)	580	16,708		23,998

MINORITY INTEREST	27,466	(27,466)	—	—		—
STOCKHOLDERS’ EQUITY:
Common stock	266	(98)	—	(168	)(7)	—
Additional paid-in capital	173,914	(85,030)	—	(88,884	)(7)	—
Accumulated deficit	(76,394)	56,520	6,105	37,531	(7)	—
Accumulated other comprehensive income	26	(25)	—	(1	)(7)	—
Treasury Stock	(35,979)	—	—	35,979	(7)	—

Total stockholders’ equity	61,833	(28,633)	6,105	(15,543)		$—

Total liabilities and stockholders’ equity	$100,114	$(60,204)	$6,685	$1,165		$23,998

Net assets available to common stockholders						$95,928

Notes to Pro Forma Consolidated Statement of Net Assets Available in Liquidation

(1)	These pro forma adjustments de-consolidate Switchboard, as Switchboard is being sold to InfoSpace.

(2)	These adjustments reflect the sale of the services business to Unisys for the estimated purchase price of $9.0 million, including a working capital adjustment equal to 90% of accounts receivable and work-in-process, less deferred revenue, supplier payables and a potential adjustment for timing of the close of sale.
(3)	Estimated proceeds from the return of security deposits and the sale and disposition of long-lived assets.
(4)	Adjustment to consolidate liquidation reserves and accruals.
(5)	Total reserves for estimated costs during liquidation include the settlement of accrued liabilities, including real estate lease obligations, employee compensation costs and a reserve for unknown contingencies totaling $12.9 million. Also includes estimated operating costs associated with the liquidation of the Company as follows:

(i)	Ongoing operating costs, including estimated costs related to dissolution transaction, payroll costs and other operating costs such as rent, legal fees, accounting fees, taxes, insurance and other operating costs through December 31, 2006 totaling $3.1 million,

(ii)	employee severance and related costs of $6.6 million, certain of which are based upon the amounts distributed to our stockholders; and

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

NOTE 3. STOCK-BASED COMPENSATION

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

At March 31, 2004, ePresence has four stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. ePresence has issued restricted stock at a price determined by the Compensation Committee of the Board of Directors subject to the Company’s right to repurchase such stock in specified circumstances prior to the expiration of a restricted period within these plans.

In addition, Switchboard has three stock-based employee compensation plans as defined by SFAS 148. Switchboard accounts for those plans under the recognition and measurement principles of APB 25 and related interpretations. Because options vest over several years and additional option grants are expected to be made in future periods, the below pro-forma effects are not necessarily indicative of the pro-forma effects on future periods.

Had compensation cost for the Company’s and Switchboard’s stock-based compensation plans been recorded based on the fair value of awards at the grant dates as calculated in accordance with SFAS No. 123, the Company’s consolidated net loss and loss per share for the years ended March 31, 2004 and 2003 would have been increased/(decreased) to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(1,877)	$(2,949)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	16	166
Add: Adjustment for previously amortized expense associated with the unvested portion of options canceled in the period	13	122
Less: Total stock-based compensation expense determined under fair value based method for all awards	(726)	(1,683)

Pro forma net loss	$(2,574)	$(4,344)

Basic and diluted loss per share as reported	$(0.08)	$(0.13)
Pro forma basic and diluted loss per share	$(0.11)	$(0.20)

NOTE 4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

In the three months ended March 31, 2004 and 2003, purchases of marketable securities were $52,000 and $3,377,000 respectively. In the three months ended March 31, 2004 and 2003, proceeds from sales and maturities of marketable securities were $3,722,000 and $9,610,000, respectively.

In the three months ended March 31, 2004 and 2003, the Company recorded a realized gain on marketable securities of zero and $12,000, respectively.

NOTE 5. RESTRUCTURING AND SPECIAL CHARGES

The following table summarizes activity related to restructuring and other charges:

	Three Months Ended March 31, 2004
	(in thousands)
	Accrual/ Reserve Balance 12/31/03	Cash Payments	Non-cash Charges	Accrual/ Reserve Balance 03/31/04
Staff reductions	$304	$—	$304	$—
Office closures, asset write-offs and other costs	1,577	88	(304)	1,793

	$1,881	$88	$—	$1,793

NOTE 6. BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is the same as basic loss per share because to include the dilutive effect of potential common shares outstanding during the period would be antidilutive.

Options to purchase 2,652,653 and 5,443,829 shares of common stock outstanding during the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as their effect would have been antidilutive.

NOTE 7. COMPREHENSIVE LOSS

Other comprehensive loss includes unrealized gains or losses on the Company’s available-for-sale investments.

	Three Months Ended March 31,
(in thousands)	2004	2003
Net loss	$(1,877)	$(2,949)
Unrealized loss on marketable securities	(19)	(58)

Comprehensive loss	$(1,896)	$(3,007)

NOTE 8. SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: services and Switchboard. Significant financial information relative to the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Services:
Revenues	$3,980	$4,171
Cost of Revenues	2,887	3,250

Gross Profit	1,093	921

Operating Expenses:
Sales and marketing	1,139	2,027
General and administrative	1,734	2,185

Operating Expenses	2,873	4,212

Operating loss	(1,780)	(3,291)

Other Income/(Expense):
Interest income, net	75	308
Realized gain, net	8	12
Minority interest in losses of Switchboard	173	(27)
Other expenses, net	—	3

Total other income	256	296

Net (loss)/income from operations before income taxes	(1,524)	(2,995)
(Benefit)/Provision for income taxes	—	10

Net (loss)/income	$(1,524)	$(3,005)

Total assets	$39,910	$55,356

Total depreciation and amortization expense	$136	$186

	Three Months Ended March 31,
	2004	2003
Switchboard:
Revenues	$4,153	$3,341
Cost of Revenues	708	707

Gross Profit	3,445	2,634

Operating Expenses:
Sales and marketing	1,063	842
Product development	893	1,114
General and administrative	867	804
Transaction costs	1,127	—

Operating Expenses	3,950	2,760

Operating income/(loss)	(505)	(126)

Other Income/(Expense):
Interest income, net	157	186
Realized (loss)/gain, net	—	—
Other expenses, net	(3)	(4)

Total other income	154	182

Net income/(loss) from operations before income taxes	(351)	56
Provision for income taxes	2	—

Net income/(loss)	$(353)	$56

Total assets	$60,204	$57,509

Total depreciation and amortization expense	$224	$326

NOTE 9. AOL ALLIANCE

Switchboard revenue recognized from AOL during the three months ended March 31, 2004 was $1,200,000, or 29% of Switchboard revenue, of which $600,000 was from engineering services. Switchboard revenue recognized from AOL during the three months ended March 31, 2003 was $1,600,000, or 49% of Switchboard revenue, of which $633,000 was from engineering services. Net amounts due from AOL included in accounts receivable March 31, 2004 were $400,000. There were no amounts due from AOL at December 31, 2003. At March 31, 2004, AOL beneficially owned 7.8% of Switchboard’s outstanding common stock.

NOTE 10. TRANSACTION COSTS

On March 26, 2004, Switchboard announced a definitive agreement to be acquired by InfoSpace, Inc. In connection with the transaction, each outstanding share of Switchboard will be converted into a right to receive $7.75 per share in cash, without interest, and Switchboard will become a wholly owned subsidiary of InfoSpace. The transaction is expected to close during June 2004. The completion of the transaction is subject to several conditions, including the approval of both Switchboard’s and ePresence’s stockholders and regulatory approval. On May 10, 2004, Switchboard filed and on May 12, 2004, Switchboard mailed to its stockholders a definitive proxy statement regarding this matter. Investors and security holders are urged to read carefully that filing because it contains important information in connection with the proposed acquisition. In the three months ended March 31, 2004, Switchboard recorded $406,000 in fees associated with the transaction as a component of transaction costs.

On October 23, 2003, Switchboard filed a Registration Statement on Form S-1 in connection with a proposed underwritten offering of 8,815,171 shares of its common stock, plus an over-allotment option of 1,322,250 shares. Of the shares proposed to be sold, including the over-allotment option, 10,037,421 shares were proposed to be sold by ePresence and certain other selling stockholders, and 100,000 were proposed to be sold by Switchboard. The offering was initiated by ePresence in order to facilitate an orderly disposition of its Switchboard holdings in conjunction with ePresence’s announced plan of liquidation. In light of the proposed transaction with InfoSpace, Switchboard expects to abandon this offering.

As of December 31, 2003, Switchboard had incurred $511,000 of costs associated with the offering. Switchboard classified these deferred offering costs as a long-term asset on its balance sheet as of December 31, 2003. In the three months ended March 31, 2004, Switchboard recorded as a component of transaction costs $721,000 in expense associated with the proposed offering. This amount was comprised of the $511,000 of deferred costs at December 31, 2003 as well as $210,000 in costs incurred in the three months ended March 31, 2004.

NOTE 11. CLASS ACTION LAWSUITS

Switchboard, former CEO and director Douglas J. Greenlaw, and Switchboard directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding and David Strohm have been named as defendants in a purported class action lawsuit filed by plaintiff David Osher in the Court of Chancery of the State of Delaware in and for New Castle County on March 26, 2004. The Company was served notice of this complaint on March 31, 2004. The complaint alleges, among other things, that the $7.75 per share consideration contemplated by the merger agreement with InfoSpace is unfair and grossly inadequate, that the director defendants failed to inform themselves of Switchboard’s market value and failed to act in the best interest of all stockholders, as opposed to the interests of ePresence in liquidating its holdings in Switchboard, and that the director defendants therefore breached their fiduciary duties to the public stockholders of Switchboard by approving the merger agreement and the transactions contemplated thereby. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that litigation is without merit and intends to vigorously defend such litigation.

Switchboard and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding, David Strohm, Stephen Killeen and Michael Ruffolo have been named as defendants in a purported class action lawsuit filed by plaintiff Clifford Peters in the Court of Chancery of the State of Delaware in and for New Castle County on May 12, 2004. The complaint alleges, among other things, that the proxy statement disseminated to Switchboard’s stockholders in connection with the merger agreement with InfoSpace Inc. contains material omissions and is materially misleading in a number of respects, constituting a breach of the defendants’ fiduciary duty of disclosure. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

METHOD OF PRESENTATION

ePresence, Inc. (“ePresence,” “we” or “us”) has two reportable segments: services and Switchboard. Our reportable segments are managed separately as they are separately traded public companies, and market and distribute distinct products and services. See Note 8, Segment Information in the Company’s Notes to Consolidated Financial Statements contained herein.

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

As of March 31, 2004, we owned approximately 51% of Switchboard’s outstanding common stock and, therefore, consolidate Switchboard’s results with our financial results. Switchboard is a leading provider of web hosted directory technologies and customized yellow pages platforms to yellow pages publishers, newspaper publishers and Internet portals that offer online local directory advertising solutions to national retailers and “brick and mortar” merchants across a full range of Internet and wireless platforms.

In the three months ended March 31, 2003, as a result of the performance of our services business which had experienced declining revenues and operating losses due to unfavorable economic conditions combined with decreased technology spending and increasing competition in our industry from companies with greater resources, our Board of Directors decided to pursue strategic initiatives to enhance stockholder value.

On October 23, 2003 we announced that we had signed a definitive agreement to sell the assets of our services business to Unisys Corporation (NYSE:UIS). Consideration for the sale is approximately $9.0 million in cash. These assets include ePresence’s customer relationships and industry partnerships, and a majority of the Company’s employees are expected to become employees of Unisys. The transaction is subject to the approval of ePresence stockholders and other closing conditions, and is expected to be completed by the second quarter of 2004. We also announced that our Board of Directors has approved a plan of liquidation of ePresence. On March 26, 2004, the Company announced that Switchboard agreed to be acquired by InfoSpace, Inc., subject to stockholder approval. ePresence has filed a definitive proxy statement, dated May 10, 2004 regarding these matters and a special stockholder meeting has been scheduled for June 3, 2004.

In connection with ePresence’s plans to liquidate and dissolve, we have incurred approximately $7.5 million as of March 31, 2004, related to the termination of a vendor relationship, subsidiary dissolution costs, the settlement of certain customer arrangements, severance costs, legal, accounting, investment banking and other professional fees and expenses.

Upon the sale of assets to Unisys, the sale of Switchboard and the liquidation and dissolution, the Company will cease all operations and activities other than the winding-up of our affairs.

In the event of stockholder approval of the plan of liquidation, we would be required to adopt a liquidation basis of accounting (See Note 2 to Consolidated Financial Statements – “Basis of Presentation and Pro Forma Consolidated Statement of Net Assets Available in Liquidation”). Accordingly, we would no longer report a balance sheet but would instead report a consolidated statement of net assets available in liquidation, which would not include a stockholders’ equity section. In the consolidated statement of net assets available in liquidation, our assets would be valued at their estimated net realizable value and liabilities would include the estimated costs associated with carrying out the plan of liquidation. In addition, we would no longer report a consolidated statement of operations but instead would report a consolidated statement of loss and changes in net assets.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On October 23, 2003, we announced our intention to liquidate, satisfy our remaining obligations and make one or more distributions to our stockholders of cash available for distribution. The plan of liquidation is subject to stockholder approval. As more fully described in Note 2 to the financial statements included in this quarterly report, if the plan of liquidation is approved, the financial statements will then be prepared on a liquidation basis of accounting.

SERVICES RESULTS OF OPERATIONS

The following table presents ePresence’s services statement of operations information, as well as ePresence’s services statement of operations information stated as a percentage of total net ePresence revenue:

(in thousands)

	Three Months Ended March 31,
	2004		2003		Change
	Amount	As a % of Revenue	Amount	As a % of Revenue	Amount	%
Revenues	$3,980	100%	$4,171	100%	$(191)	-5%
Cost of Revenues	2,887	73%	3,250	78%	(363)	-11%

Gross Profit	1,093	27%	921	22%	172	19%

Operating Expenses:
Sales and marketing	1,139	29%	2,027	49%	(888)	-44%
General and administrative	1,734	44%	2,185	52%	(451)	-21%

Operating Expenses	2,873	72%	4,212	101%	(1,339)	-32%

Operating loss	(1,780)	-45%	(3,291)	-79%	1,511	-46%

Other Income/(Expense):
Interest income, net	75	2%	308	7%	(237)	-77%
Realized gain, net	8	0%	12	0%	(12)	-100%
Minority interest in losses/(income) of Switchboard	173	4%	(27)	-1%	200	-741%
Other expenses, net	—		3	0%	(3)	-100%

Total other income	256	6%	296	7%	(40)	-14%

Net loss from operations before income taxes	(1,524)	-38%	(2,995)	-72%	1,471	-49%
Provision for income taxes	—		10	0%	(10)	-100%

Net loss	$(1,524)	-38%	$(3,005)	-72%	$1,481	-49%

Services Revenues

The decrease in services revenues in the three months ended March 31, 2004 was due to lower revenues from our consulting services due primarily to a decrease in platform transition services of $0.7 million offset in part by increases in access management services of $ 0.3 million and increase in provisioning services of $0.2 million.

Services Gross Profit

The increase in gross profit dollars and percentage in the three months ended March 31, 2004 were primarily due to decreases in fixed labor costs as a result of a reduction of personnel, which decreased at a greater pace than revenues. Cost of revenues consists primarily of direct costs (i.e. compensation) of consulting delivery personnel and third party product costs.

Services Operating Expenses

The decrease in sales and marketing expenses in the three months ended March 31, 2004 was primarily due to the effects of our previous actions that resulted in cost reductions in our domestic sales operations, principally in the form of staff reductions and office closures. As a result, salaries and related costs for sales and marketing decreased $0.7 million. Additionally, promotional expenses declined $0.1 million.

The decrease in general and administrative expenses in the three months ended March 31, 2004 was primarily attributable to staff reductions and related costs of $0.3 million, lower bad debt expense of $0.1 million and a decrease in professional services expenses of $0.1 million relating to the Company’s strategic initiatives. General and administrative expenses consist primarily of compensation, benefits and travel costs for employees in our management, finance, human resources, information services, and legal groups; recruiting and training costs for delivery personnel; costs for facilities; and depreciation expenses not allocated to sales or cost of revenues.

Services Other Income/(Expense) and Income Taxes

The decrease in services other income in the three months ended March 31, 2004 is primarily due to the change in the minority interest share of losses of Switchboard of $0.2 million as well as a reduction in interest income and realized gains as a result of lower interest rates and less funds available for investment of $0.2.

We recorded no tax benefit on our operating losses in the three months ended March 31, 2004 and 2003, due to the uncertainty of its realization.

We periodically evaluate the realizability of our deferred tax assets. Because we believe it is more likely than not that all of the deferred tax assets will not be realized, we have provided a full valuation allowances against our net deferred tax assets.

SWITCHBOARD RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of total net revenue:

	Three Months Ended March 31,
	2004		2003		Change
	Amount	As a % of Revenue	Amount	As a % of Revenue	Amount	%
Merchant network	$3,357	85.2%	$2,956	88.5%	$581	19.7%
National advertising	616	14.8%	385	11.5%	231	60.0%

Total revenue	4,153	100.0%	3,341	100.0%	812	24.3%

Cost of revenue	708	17.0%	707	21.2%	1	0.1%

Gross profit	3,445	83.0%	2,634	78.8%	811	30.8%

Sales and marketing	1,063	25.6%	842	25.2%	221	26.2%
Research and development	893	21.5%	1,114	33.3%	(221)	(19.8)%
General and administrative	867	20.9%	804	24.1%	63	7.8%
Transaction costs	1,127	27.1%	—	—%	1,127	n/a

Total operating expenses	3,950	95.1%	2,760	82.3%	1,190	43.1%

Operating (loss) income	(505)	(12.2)%	(126)	(3.8)%	(379)	(300.8)%

Other income, net	154	3.7%	182	5.4%	(28)	(15.4)%

(Loss) income before income Tax	(351)	(8.5)%	56	1.7%	(407)	(726.8)%

Provision for income taxes	2	—%	—	—%	2	n/a

Net (loss) income	$(353)	(8.5)%	$56	1.7%	$(409)	(730.4)%

Switchboard Revenues

The increase in merchant network revenue in the three months ended March 31, 2004 was due primarily to an increase of $1.1 million in non-AOL licensing revenue, from additional advertisers in the Switchboard.com directory. This increase was primarily due to an increase of $861,000 in revenue from performance-based advertising derived from Switchboard’s LocalClicks products and Switchboard’s performance-based offerings with Google Inc. and Bell South Corporation. Offsetting these increases was a decrease in licensing revenue from AOL of $0.4 million. The decrease in licensing revenue from AOL was due primarily to the October 2003 amendment of Switchboard’s Directory Agreement with AOL, which eliminated Switchboard’s previous revenue sharing arrangement. Under the October 2003 amendment, Switchboard will receive $0.6 million per fiscal quarter for licensing services provided to AOL. In the three months ended March 31, 2004, AOL accounted for 28.9% of Switchboard revenue and in the three months ended March 31, 2003, AOL accounted for 48.8% of Switchboard revenue. Switchboard revenue in the three months ended March 31, 2004 from engineering and other services, as well as from local merchant website hosting services, remained flat when compared to the same period in 2003.

The increase in Switchboard national banner and site sponsorship revenue in the three months ended March 31, 2004 was due primarily to the addition of new customers and an increase in Switchboard revenue from existing customers. The increase in Switchboard revenue from existing customers was due primarily to an increase in traffic to Switchboard’s website.

Switchboard Cost of Revenue

Cost of revenue in the three months ended March 31, 2004 was flat when compared to the corresponding period in 2003. Switchboard incurred an increase of $30,000 in search engine database inclusion expense and an increase of $26,000 in expenses associated with the delivery of billable engineering services. These increases were offset by decreases of $32,000 in data communications expense and $23,000 in website creation and hosting fees in connection with Switchboard’s merchant services programs.

Switchboard Gross Profit

The increase in gross profit dollars and percentage in the three months ended March 31, 2004 was due primarily to an increase in revenue being spread over relatively fixed costs of revenue.

Switchboard Operating Expenses

The increase in sales and marketing expense in the three months ended March 31, 2004 was primarily due to an increase of $0.2 million in expense associated with both additional Switchboard employee and third party sales representatives and an increase of $0.1 million in expenses associated with promotional activities. In 2004, Switchboard began expanding Switchboard’s direct sales channel. Switchboard currently intend to spend an additional $2.5 million during 2004, as compared to 2003, to support direct sales. However, Switchboard’s level of spending in this area may increase or decrease depending on the success of this initiative, and as Switchboard becomes more experienced in managing a significant direct sales effort.

The decrease in research and development expense in the three months ended March 31, 2004 was due primarily to decreases of $0.1 million in Switchboard employee salaries and benefits and a decrease of $0.1 million in depreciation expense. The decrease in employee salaries and benefits was primarily the result of a decrease in the number of Switchboard employees performing research and development activities.

The increase in general and administrative expense for the three months ended March 31, 2004 was primarily due to increases of $0.1 million in Switchboard employee salaries and benefits and $45,000 in board of directors fees, offset in part by a decrease of $27,000 in fees for professional services.

Transaction costs in the three months ended March 31, 2004 consisted of fees for professional services incurred as a result of Switchboard’s proposed merger with InfoSpace and proposed secondary stock offering. Fees associated with the proposed InfoSpace merger were approximately $0.4 million, consisting primarily of advisory, legal and accounting services. Switchboard expects to continue to incur significant fees for professional services in the second quarter of 2004 related to the proposed merger with InfoSpace. In light of the proposed merger with InfoSpace, Switchboard intends to abandon Switchboard’s secondary stock offering. Accordingly, Switchboard has recorded as a component of transaction costs $0.5 million of deferred offering costs which had been recorded as a long-term asset as of December 31, 2003. Additionally, Switchboard incurred $0.2 million in fees in the three months ended March 31, 2004 associated with the proposed secondary offering.

The decrease in other income in the three months ended March 31, 2004 was due primarily to a decrease of $0.1 million in interest income earned as a result of a decline in interest rates, offset in part by a decrease of $42,000 in interest expense primarily due to the repayment of all amounts due under Switchboard’s equipment financing in June 2003.

Switchboard did not have a significant tax provision in the three months ended March 31, 2004. Switchboard is subject to federal and state minimum taxes. Accordingly, Switchboard recorded income tax expense of $2,000 in the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, consolidated cash, cash equivalents, marketable securities and restricted cash were $90.4 million, of which $34.0 million was held by ePresence and $56.4 million was held by Switchboard. At December 31, 2003, consolidated cash, cash equivalents, marketable securities and restricted cash were $92.0 million, of which $36.1 million was held by ePresence and $55.9 million was held by Switchboard. Consolidated working capital decreased from $85.9 million at December 31, 2003 to $85.2 million at March 31, 2004. Cash and cash equivalents increased $2.1 million resulting in a consolidated balance of $78.6 million at March 31, 2004. This increase was primarily due to net cash used in operating activities of $1.8 million, net cash provided by financing activities of $0.4 million and net cash provided by investing activities of $3.6 million.

Net cash used in operating activities for the three-month period ended March 31, 2004 of $1.8 million, was primarily due to a net loss of $1.9 million, and an increase in accounts receivable of $1.2 million. These decreases were offset in part by an increase in accounts payable and accrued expenses of $0.6 million and a decrease in other current assets of $0.5 million.

Net cash provided by financing activities for the three-month period ended March 31, 2004 of $0.4 million was primarily due to proceeds of $0.1 from Switchboard’s issuance of stock and proceeds of $0.3 from ePresence’s issuance of stock as a result of stock option exercises.

Net cash provided by investing activities for the three-month period ended March 31, 2004 of $3.6 million was primarily due to proceeds from marketable securities.

We believe that existing cash and marketable securities will be sufficient to fund our operations through at least the next 12 months notwithstanding our plans to liquidate and dissolve.

The following table summarizes our long-term contractual obligations as of March 31, 2004 (in thousands):

	Less Than 1 Year	1-3 Years	More than 3 Years	Total
Operating lease obligations	$1,832	$1,733	$—	$3,565
Other long-term obligations (a)	432	275	9	716

Total	$2,264	$2,008	$9	$4,281

(a)	Consists of scheduled payments under various Switchboard third-party data licensing agreements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements within the meaning of the rules of the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified several policies as critical to the understanding of our results of operations. Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, intangible assets, compensation expenses, third-party commissions, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Critical accounting policies are those policies that are reflective of significant judgment and uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies we identified in our most recent Annual Report on Form 10-K are related to revenue recognition, accounts receivable, restructuring charges, valuation of deferred tax assets, concentration of credit risk, impairment of long-lived assets and accounting for stock-based compensation. It is important that the historical discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with our critical accounting policies as discussed in our Annual Report on Form 10-K, as amended on May 04, 2004, for the year ended December 31, 2003.

FACTORS AFFECTING FUTURE RESULTS

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

The Purchase Agreement obligates us to pay Unisys a termination fee of up to $800,000 and reimburse up to $200,000 of Unisys’ expenses under certain circumstances, including where our board of directors withdraws its recommendation in favor of the Asset Sale or where we terminate the Purchase Agreement to pursue a superior offer. These obligations would make it more costly for another potential purchaser to acquire us or our services business. The Purchase Agreement also generally prohibits us from soliciting, initiating, encouraging or facilitating any proposals that may lead to a proposal or offer for a merger or other business combination with any person other than Unisys. In addition, stockholders owning approximately 15.1% of our outstanding common stock, including our executive officers, directors and an affiliate of one of our directors, have signed voting agreements pursuant to which they have agreed to vote their shares in favor of the Asset Sale. These agreements could discourage other companies from trying to acquire us or our services business, even though those other companies might be willing to offer greater value than Unisys has offered in the Purchase Agreement.

Our stockholders will not be entitled to receive an immediate cash payment from Unisys in the acquisition.

The sale of our services business to Unisys is structured as an Asset Sale, meaning that we will sell the assets to Unisys in exchange for a cash payment to us rather than directly to our stockholders. Any cash that we receive from Unisys will be subject to claims of our creditors, and any distribution of this cash by us to our stockholders could be delayed and will be subject to the other risks and uncertainties associated with a liquidation, as described below under “Factors Relating to our Proposed Plan of Liquidation.” If the Plan of Liquidation is approved, we currently anticipate that we will make an initial distribution within approximately 30 days following the special meeting. We expect to conclude the liquidation on or about the third anniversary of the filing of the articles of dissolution in Massachusetts, at which time a final distribution will be made either directly to our stockholders or to a liquidating trust. Also, unless the stockholders approve our plan of liquidation and dissolution (“the Plan of Liquidation”), we do not currently anticipate that we will distribute to our stockholders any cash proceeds from the Asset Sale.

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

Factors Relating to Switchboard’s Announced Acquisition by InfoSpace

Our stockholders will lose the ability to participate in any future growth and stock price increases of Switchboard.

If the Switchboard transaction is consummated, or to the extent we otherwise sell our Switchboard shares, our stockholders will lose the ability to participate in the future growth of Switchboard and to benefit from increases in the stock price of Switchboard. The value of Switchboard shares could increase above the price at which we dispose of our shares.

If Switchboard’s announced acquisition by InfoSpace is not completed, Switchboard’s business, reputation and stock price may suffer.

On March 26, 2004 Switchboard announced a definitive agreement to be acquired by InfoSpace. The agreement contains customary conditions to closing, including the absence of material adverse changes to Switchboard’s business and the receipt of Switchboard and ePresence, Inc. shareholder, as well as regulatory, approvals. If the transaction is not consummated as a result of a failure of one of these conditions to be met, Switchboard’s customers, prospective customers and investors in general may view this failure as a poor reflection on Switchboard’s business or prospects. As a result, if the transaction is not consummated as anticipated, Switchboard may experience adverse results in Switchboard’s business and the market price for Switchboard’s common stock may fall. Switchboard has filed and mailed a proxy statement in connection with the proposed acquisition of Switchboard by InfoSpace and a stockholders’ meeting has been scheduled for June 3, 2004. Investors and security holders are urged to read ePresence’s proxy statement for ePresence’s June 3, 2004 stockholders’ meeting because it contains important information and additional risk factors in connection with the proposed Switchboard transaction.

Factors Relating to our Proposed Plan of Liquidation

Our future plans would be uncertain if our stockholders failed to approve the Plan of Liquidation and our dissolution.

The Plan of Liquidation and our dissolution are dependent upon approval by our stockholders holding at least two-thirds of our outstanding shares. If our stockholders fail to approve the Plan of Liquidation and our dissolution, we may be required to either continue to operate our business or otherwise sell our business, assets or company. However, if the stockholders approve the Asset Sale but not the Plan of Liquidation and our dissolution, we will not have any business and will consider other alternatives, such as using our available cash to acquire other companies or businesses. Pursuant to the terms of the Asset Sale, we would generally be prohibited from competing with the services business sold to Unisys, so any acquisition would require us to enter a new business in which we may have little or no experience and, accordingly, which may be highly speculative.

Our anticipated timing of the liquidation and dissolution may not be achieved.

Immediately after our proposed special meeting of stockholders, if our stockholders approve the Plan of Liquidation and our dissolution, we intend to file articles of dissolution with the Secretary of State of the Commonwealth of Massachusetts and sell our remaining assets. Although we anticipate that we will make an initial distribution to stockholders within approximately 30 days following the special meeting, there are a number of factors that could delay our anticipated timetable, including the following:

•	lawsuits or other claims asserted against us;

•	delays in consummation of the Switchboard transaction or in any sales or other dispositions of our Switchboard shares;

•	legal regulatory or administrative delays; and

•	delays in settling our remaining obligations.

We cannot determine with certainty the amount of the distributions to stockholders.

We cannot determine at this time the amount of distributions to our stockholders pursuant to the Plan of Liquidation. This determination depends on a variety of factors, including, but not limited to, the consummation of the Asset Sale, the acquisition of Switchboard by InfoSpace, the sale price of any sales of Switchboard shares we may sell if the acquisition of Switchboard by InfoSpace is not consummated, the amount required to settle known and unknown debts and liabilities, and other contingent liabilities, the net proceeds, if any, from the sale of our remaining assets, and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include unanticipated costs relating to:

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

If our stockholders approve the Plan of Liquidation and our dissolution and our board of directors determines to proceed with our liquidation and dissolution, the articles of dissolution will be filed with the Commonwealth of Massachusetts dissolving ePresence. Pursuant to Massachusetts law, we will continue to exist for three years after the dissolution becomes effective for the purpose of prosecuting and defending suits against us and enabling us to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under applicable Massachusetts law, stockholders could be held liable for payment to our creditors up to the amount distributed to such stockholder in the liquidation. Accordingly, in such event, a stockholder could be required to return all distributions previously made to such stockholder pursuant to the Plan of Liquidation and could receive nothing from us under the Plan of Liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received by the stockholder, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. We have engaged an appraisal firm to render an opinion to our board of directors as to whether we would not be rendered insolvent as a result of the initial liquidating distribution. For purposes of such engagement, insolvency shall mean that immediately prior to making the initial liquidating distribution to our stockholders, as described herein, and after giving effect to such distributions (a) the fair saleable value of our assets is less than our probable liabilities, including disputed, unliquidated and contingent liabilities or (b) we are not able to pay or will not be able to pay our liabilities, as they are projected to become due. We anticipate that we will receive this opinion following the special meeting and shortly before our board of directors authorizes our initial liquidating distribution. The purpose of this opinion will be to help minimize the likelihood of claims being brought against us or our board or stockholders alleging that the amount of the liquidation distribution exceeded our liabilities. We anticipate that our board would not authorize a distribution in excess of an amount that would result in the appraisal firm being unwilling to render a solvency opinion. However, our board is not required to obtain a solvency opinion as a condition to authorizing a liquidating distribution and could determine to authorize a distribution without this or any other solvency opinion. We cannot assure that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

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

It may become difficult or impossible for stockholders to trade their shares.

If the Plan of Liquidation is approved, we expect to close our stock transfer books and prohibit transfers of record ownership of our common stock upon our dissolution. In addition, in the event the Asset Sale occurs prior to our dissolution, it is possible that our common stock would be de-listed from the NASDAQ National Market even if we continue to meet all of the specific criteria for continued listing. In this event, our shares may be eligible for trading on the over-the-counter market. Any de-listing of our shares could make it more difficult for a stockholder to sell our shares and could result in a decrease in the trading price of our shares.

We may be the potential target of a reverse acquisition or other acquisition.

Following the Asset Sale, until we dissolve, we will continue to exist as a public, non-operating shell company. Public companies that exist as non-operating shell entities have from time to time been the target of “reverse” acquisitions, meaning acquisitions of public companies by private companies in order to bypass the costly and time-intensive registration process to become publicly traded companies. In addition, we could become an acquisition target, through a hostile tender offer or other means, as a result of our cash holdings or for other reasons. While we have adopted certain measures, such as a staggered board and “blank check” preferred stock, that could have the effect of discouraging a hostile takeover attempt, we have not adopted a stockholder rights, or so-called “poison pill,” plan. In the event of a hostile acquisition bid, approval of the acquisition would be subject to stockholder approval. However, any new board could issue a significant number of shares without stockholder approval, which could result in a stockholder acquiring such shares controlling or significantly influencing any required stockholder vote. If we become the target of a successful acquisition, the new board of directors could potentially decide to either delay or completely abandon the liquidation and dissolution, and our stockholders may not receive any proceeds that would have otherwise been distributed in connection with the liquidation and may receive less than they would have received in the liquidation.

Our directors and executive officers may have interests that are different from, or in addition to, those of our stockholders generally.

Our directors and executive officers have interests in the Plan of Liquidation that are in addition to, or different from, their interests as stockholders. In connection with the Plan of Liquidation, or upon termination of employment following the approval of the Plan of Liquidation, our executive officers will be entitled to receive option vesting, severance benefits, loan forgiveness and other payments. In addition, following our dissolution our directors and executive officers may receive liquidating distributions in respect of their options and will be entitled to continuing indemnification and liability insurance.

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

We were not profitable during the three months ended March 31, 2004, and there can be no assurance we will return to profitability in any future period. Continued losses could have a material adverse effect on our liquidity and capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates. Our marketable securities as of March 31, 2004 are invested in U.S. agencies bonds and notes and repurchase agreements. The majority of our investments have maturities between one and three years. A significant portion of our cash is invested in short-term interest-bearing securities. While we have in the past used hedging contracts to manage exposure to changes in the value of marketable securities, we are not currently a party to any such contract. We may use hedging contracts in the future. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of our investment portfolio. These potential changes are based on sensitivity analysis performed on our balances as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, in that they were designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s Rules and forms and (b) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Switchboard, former CEO and director Douglas J. Greenlaw, and Switchboard directors Dean Poinerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding and David Strohm have been named as defendants in a purported class action lawsuit filed by plaintiff David Osher in the Court of Chancery of the State of Delaware in and for New Castle County on March 26, 2004, The Company was served notice of this complaint on March 31, 2004. The complaint alleges, among other things, that the $7.75 per share consideration contemplated by the merger agreement with InfoSpace is unfair and grossly inadequate, that the director defendants failed to inform themselves of Switchboard’s market value and failed to act in the best interest of all stockholders, as opposed to the interests of ePresence in liquidating its holdings in Switchboard, and that the director defendants therefore breached their fiduciary duties to the public stockholders of Switchboard by approving the merger agreement and the transactions contemplated thereby. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that litigation is without merit and intends to vigorously defend such litigation.

Switchboard and its directors Dean Polnerow, William P. Ferry, Robert M. Wadsworth, Richard Spaulding, David Strohm, Stephen Killeen and Michael Ruffolo have been named as defendants in a purported class action lawsuit filed by plaintiff Clifford Peters in the Court of Chancery of the State of Delaware in and for New Castle County on May 12, 2004. The complaint alleges, among other things, that the proxy statement disseminated to Switchboard’s stockholders in connection with the merger agreement with InfoSpace Inc. contains material omissions and is materially misleading in a number of respects, constituting a breach of the defendants’ fiduciary duty of disclosure. The complaint seeks injunctive relief and unspecified monetary damages. Switchboard believes that the litigation is without merit and intends to vigorously defend against such litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the Exhibit Index immediately preceding such exhibits are filed as part of this report.

On March 26, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5 (Other Events and Regulation FD Disclosure) announcing the sale of its majority owned subsidiary Switchboard, Inc. to InfoSpace, Inc.

EPRESENCE, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPRESENCE, INC.

Date: May 13, 2004	By:	/S/ RICHARD M. SPAULDING
Richard M. Spaulding
Senior Vice President and Chief Financial Officer, Treasurer and Clerk (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	TITLE OF DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.